Form 10-K405
period 1998-12-31
SMITH GARDNER & ASSOCIATES INC
filed 1999-03-31
CIK 935322

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   ----------

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____ to ____

                         Commission file number 0-25297


                        SMITH-GARDNER & ASSOCIATES, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


             FLORIDA                                    65-0090038
--------------------------------------------------------------------------------
  (State or Other Jurisdiction                       (I.R.S. Employer
of Incorporation or Organization)                   Identification No.)


1615 SOUTH CONGRESS AVENUE
DELRAY BEACH, FLORIDA                                 33445-6368
(Address of Principal Executive Offices)             (Zip Code)


                                 (561) 265-2700
--------------------------------------------------------------------------------
               (Registrant telephone number, including area code)


        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:


         COMMON STOCK, $.01 PAR VALUE PER SHARE (NASDAQ NATIONAL MARKET)
--------------------------------------------------------------------------------
                              (Title of Each Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 15, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $119,543,310 based on the closing price on that date of $16.625 per share. As of that date, there were 12,191,504 shares of the registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                 Not Applicable

                        Smith-Gardner & Associates, Inc.
                           Annual Report on Form 10-K

                                      Index

                                                                                                           PAGE
                                                                                                          NUMBER
                                                                                                          ------

                                     PART I

Item 1.   Business................................................................................         2
Item 2.   Properties..............................................................................        14
Item 3.   Legal Proceedings.......................................................................        14
Item 4.   Submission of Matters to a Vote of Security Holders.....................................        15

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters...................        16
Item 6.   Selected Financial Data.................................................................        17
Item 7.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations...........................................................................        19
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk..............................        31
Item 8.   Financial Statements and Supplementary Data.............................................        31
Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure....................................................................        31

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant......................................        32
Item 11.  Executive Compensation..................................................................        35
Item 12.  Security Ownership of Certain Beneficial Owners and Management..........................        38
Item 13.  Certain Relationships and Related Transactions..........................................        39

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................        41

                                     PART I

         This report contains or incorporates by reference forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include information concerning the financial condition, results of operations, plans, objectives, future performance and business of Smith-Gardner & Associates, Inc. (the "Company"). The Company includes forward-looking statements in descriptions of future earnings and cash flows, anticipated capital expenditures and management's strategies, plans and objectives. Statements preceded by, followed by or that include the words "believes," "expects," "anticipates" or similar expressions are generally considered to be forward-looking statements.

         Forward-looking statements involve both known and unknown risks and uncertainties and actual results or performance may therefore differ materially from the expected results or performance expressed or implied by the forward-looking statements. The following important factors, in addition to factors the Company discusses elsewhere in this report could affect the Company's actual results or performance:

         o the Company's dependence on the development, introduction and client acceptance of new and enhanced versions of its software products;
         o        the Company's ability to control costs;
         o        the Company's dependence on new product development;
         o the Company's reliance on a combination of trade secret, copyright and trademark law, nondisclosure agreements and technical measures to protect its proprietary technology;
         o the Company's ability to sell its products in new markets within the non-store marketing industry;
         o the Company's dependence on proprietary technology licensed from third parties;
         o the Company's ability to continue to resell a variety of hardware developed and manufactured by third parties;
         o        competitive pricing for the Company's products;
         o        customer concentration;
         o fluctuations in demand for the Company's products which are dependent upon the condition of the software and non-store marketing industries;
         o        the Company's ability to collect receivables;
         o        changes in government regulation;
         o the availability to the Company of expansion and acquisition opportunities on attractive terms;
         o the Company's ability to develop and implement systems to manage its rapidly growing operations;
         o        the availability of capital to fund Company growth;
         o        the effect and costs of compliance with Year 2000 issues; and
         o adverse conditions in the capital markets or in the general economy.

         In light of these risks and uncertainties, the forward-looking events discussed in this report might not occur. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1. BUSINESS.

GENERAL

         The Company is a leading provider of mission-critical, enterprise-wide software solutions, and related hardware and services, to the non-store marketing industry. The Company's clients in the non-store marketing industry are traditional direct marketing companies and Internet-only retailers, as well as manufacturers, fulfillment houses and retailers with significant non-store sales channels. The Company's MACS family of software products ("MACS") is designed to automate non-store commerce activities, including advertising analysis, sales, telemarketing, ordering, merchandising, procurement, electronic and Internet commerce, warehousing, shipping, accounting and systems operation. The MACS products also provide managers and sales personnel with real-time operations, inventory and customer data to improve both management decision making and customer service.

         Since its inception in 1988, management of the Company has concentrated on providing software-based systems and services to leading non-store marketing companies and to retailers, manufacturers and fulfillment houses with significant non-store sales channels. By focusing on this market, management believes that the Company has been able to develop a significant industry expertise that has been incorporated in the functionality of the Company's products and services. The Company's MACS II and MACS III products offer over 3,000 functional options, process up to 200,000 transactions per day and are used primarily by companies with high-volume non-store commerce operations. WebOrder, the Company's new Internet commerce solution, is a highly scalable system that enables real-time interactive customer ordering, and automates processing and back-office operations for companies selling products or services over the Internet. WebOrder incorporates both the functionality and scalability of MACS II and MACS III.

         The Company's solutions are used by more than 200 clients located primarily in North America, Europe and Australia. Smith-Gardner's client base includes companies such as Barnes & Noble, Coldwater Creek, Cyberian Outpost, Egghead.com, Hammacher Schlemmer, Hickory Farms, Lego, MicroWarehouse, Nordstrom, QVC Network and Time Life.

         The Company was incorporated as a Florida corporation in 1988. The Company's principal offices are located at 1615 South Congress Avenue, Delray Beach, Florida 33445-6368 and the telephone number at that location is
(561) 265-2700.


INDUSTRY BACKGROUND

         Historically, the non-store marketing industry in the United States principally consisted of companies engaged in marketing and selling their products and services through traditional direct marketing channels, such as catalogs, direct mailings, print ads, telemarketing, television or radio. Typically, the selling process involved marketers contacting and soliciting potential customers through these traditional direct marketing channels. Those customers ordered their products by mail, paid by check and received purchased products by carrier thereafter. This process normally took four to six weeks due to lengthy processing times and slow delivery via postal service. As the non-store marketing industry matured, the sales process evolved to include toll-free telephone numbers for ordering and customer service, faster delivery methods and customers' increasing preference to pay by credit card. Until the mid 1980s, the non-store marketing industry remained dominated by companies selling exclusively through traditional direct marketing channels.

         In the last decade, many companies selling exclusively through traditional direct marketing channels achieved significant success due to their ability to address growing customer demand for greater convenience and more personalized service. As a result, many retailers which had previously sold only through retail outlets entered the non-store marketing industry. Examples of such retailers include Macy's, Bloomingdale's, Nordstrom and Saks Fifth Avenue, which currently market and sell their products through retail outlets as well as catalogs, direct mailings and non-store marketing channels. The advantages of non-store marketing for retailers include an increased ability to target existing clients, better customer service and decreased costs of operations.

         With the emergence and acceptance of the Internet as a business-to-business and business-to-consumer sales channel and the rapid growth in interactive Internet commerce, the non-store marketing industry has expanded to include a much broader range of companies. In addition to the traditional non-store marketers, direct sales over the Internet has become a new, important sales channel for a wide range of retailers and manufacturers who traditionally relied predominantly on in-store sales, large in-house direct sales organizations, independent distributors, or person-to-person solicitation. Also, the emergence of Internet-only marketers has further expanded the non-store marketing industry. Examples of these retailers, manufacturers and Internet-only marketers include Amazon.com, Compaq, Outpost.com, Dell and Egghead.com. The growth in interactive Internet commerce coupled with increasing competition among store-based and non-store-based retailers and marketers have significantly increased the use of non-store, direct marketing strategies and expanded the range of marketers and retailers deploying such strategies.

   THE NON-STORE MARKETING INDUSTRY TODAY

         The non-store marketing industry encompasses those companies selling products directly to customers through direct channels other than in-store sales, such as catalogs, direct mail, TV infomercials, radio, print ads, outbound telemarketing, the Internet and other non-store based channels. According to a recent study sponsored by the Direct Marketing Association ("DMA"), these marketing channels accounted for approximately $1.2 trillion in annual sales in the United States in 1997.

         According to the DMA, the fastest growing segment within the non-store marketing industry is interactive marketing over the Internet. Companies using this marketing channel distribute advertising over the Internet via Web-sites or paid advertisements on targeted third-party sites or browsers and frequently offer customers the convenience of purchasing merchandise directly through Internet commerce applications. Since 1994, the interactive marketing segment has experienced compound annual revenue growth of almost 250%, from approximately $44 million in 1994 to approximately $1.9 billion in 1997. The DMA forecasts that interactive sales over the Internet will increase by 74.7% per year to reach approximately $31.3 billion by 2002. Expenditures for interactive marketing are expected to increase 66.1% annually to reach $3.5 billion in 2002.

   THE NON-STORE MARKETING SOFTWARE MARKET

         As a result of the growth in Internet commerce and the increased use of non-store marketing channels, many marketers need to enhance their information technology solutions to accommodate these new sales channels. The Company believes that such companies seek information technology solutions that can help them effectively manage their order flow from web pages and other non-store channels while simultaneously centralizing and automating their back-office operations and managing all aspects of their non-store marketing operations. These solutions must be able to integrate seamlessly with the other systems or applications that these companies currently use, and must enable real-time information flow to help managers target potential customers, analyze sales and product strategies, enhance and access customer service records and synchronize key data. Non-store marketing companies, Internet-only retailers and companies complementing their existing sales strategies with non-store marketing channels require systems that are flexible and that support innovative new marketing initiatives and methods of operation which may be implemented in the future. Since certain non-store marketing segments, particularly the Internet commerce segment, are growing rapidly, non-store marketing systems must also be highly scalable and efficient.

         Current technology alternatives for the non-store marketing and sales function are typically comprised of general purpose or retail-oriented enterprise resource planning ("ERP") software and electronic commerce add-on applications without real-time access to enterprise databases. This technology solution is prevalent among companies that traditionally sell through wholesalers, distributors, in-house sales forces or retail outlets. Another common technology alternative consists of point solutions targeted to the non-store marketing industry, but with limited breadth and depth of functionality. These point solutions tend to be difficult to use and do not help managers access and leverage the enterprise knowledge residing in company databases. In-house technology solutions are also common in the non-store marketing industry, especially among larger companies. These in-house solutions are typically expensive to develop, modify and maintain and require a sophisticated in-house software development staff. Also, technology development is typically not the core strength of non-store marketing companies, and in-house software often lacks the vision and perspective to keep up with technological change. As a result, management of the Company believes that a significant opportunity exists for third-party technology providers to offer enterprise-wide, best-of-breed software solutions designed specifically for the non-store marketing and sales function.

THE SMITH-GARDNER SOLUTION

         The Company's principal software-based solution is MACS, which is an enterprise-wide, mission-critical software solution developed specifically for the non-store marketing industry. MACS helps managers of non-store commerce companies operate their businesses more effectively and efficiently by automating operations and making available real-time information relating to nearly every facet of these companies' operations. MACS incorporates analytical tools, best-of-breed methodologies, in-depth functionality and enterprise-wide information flow. The Company also provides extensive customer support services, custom development and integration services, consulting, installation and training.

         The Company's WebOrder product, a real-time interactive Internet commerce solution first installed in November 1997, positions the Company to benefit from the strong growth in the Internet commerce segment of the non-store marketing industry. WebOrder provides all the back-office features needed to manage sales transactions over the Internet including real-time customer access to back office data such as inventory availability, order status and customer service functions. WebOrder enables Internet marketers to effectively manage order flow from Web pages and other non-store channels while simultaneously integrating marketing, sales and back-office operations.

         With the introduction of EuroMACS, the Company offers a solution targeted at non-store marketing companies based abroad. EuroMACS is specifically designed to address issues that are unique to these companies, such as value-added tax requirements, multiple currencies, international document formats, local banking and shipping carrier interfaces, and different mailing and address formats.

         The Company's solutions are designed to provide its clients with the following benefits:

         FULLY INTEGRATED AND HIGHLY FUNCTIONAL SOLUTIONS. MACS supports all of the major areas of the non-store marketing and sales functions including advertising analysis, merchandising, sales, purchasing, accounting, telemarketing, ordering, electronic and Internet commerce, warehousing, shipping, production and systems operation. MACS enables real-time information flow that supports marketing and database analytics and sophisticated management reports. MACS also eliminates potential errors arising from the maintenance of multiple unsynchronized databases. In addition to approximately 3,000 standard features, the Company's software solutions offer approximately 1,500 customization options and enable its users to tailor this solution to their changing business needs and processes without disrupting the underlying data model and interrupting the business.

         VERSATILITY AND OPEN TECHNOLOGY ENVIRONMENT. The MACS solutions use open technology and readily integrate with many third-party systems and software applications. While MACS runs on the HP3000, the solution is ODBC compliant, which enables the exchange of data with other common computing platforms used by manufacturers and retailers, such as IBM's AS400 and various other systems. MACS has been successfully integrated with software solutions provided by third-party vendors such as Island Pacific, Manhattan Associates, PeopleSoft and Great Plains. The current MACS customer base is presently limited to buying MACS on either HP 3000 computer systems or on any platform that supports Microsoft's NT operating system. The development phase for MACS on UNIX operating system platforms is expected to be completed by the end of 1999. The Company believes that the entire non-store market can be addressed by its present platforms, because NT platforms address the lower end of the market and the HP 3000 platform addresses the mid to large tier clients.

         HIGH VOLUME INTERNET COMMERCE CAPABILITY. WebOrder provides an Internet commerce solution which incorporates the scalability and functionality of MACS II and MACS III and can accommodate the Internet commerce requirements of very large retailers. WebOrder enables traditional retailers, manufacturers, Internet-only marketers and other non-store marketing companies to add a high volume Internet commerce channel to their marketing and sales activities without changing their core ERP systems.

         PROCESSING SCALABILITY AND REDUCED OPERATING COSTS. MACS enables companies to process up to 200,000 non-store orders per day, minimize overhead costs, enhance decision support and data analytics, improve the efficiency and quality of customer services and streamline overall operations. MACS can also reduce the operating costs that would otherwise be associated with the ongoing maintenance and updating of legacy, batch and mainframe systems.

STRATEGY

         The Company's objective is to become the world's leading provider of software solutions for the non-store marketing industry. The Company's strategy to achieve this objective includes the following:

         CAPITALIZE ON INTERNET COMMERCE GROWTH. The Company intends to expand its marketing and sales of WebOrder to existing customers, new Internet retailers and other Internet commerce participants. WebOrder, which was first installed in November 1997, offers a sophisticated, highly scalable technology solution for Internet commerce activities. Internet commerce is the fastest growing segment in the non-store marketing industry and experienced a compound annual revenue growth of nearly 250% from 1994 to 1997. To date, the Company has sold WebOrder to more than 35 clients including companies such as Outpost.com and Hickory Farms.

         DEVELOP NEW PRODUCT OFFERINGS. The Company has developed two new products: Computer Telephony Interface ("CTI") and Data Mining System ("DMS"). CTI identifies customers as they call in with a caller ID feature. Upon such identification, the order entry or customer service screen is populated with the customer's account information virtually instantaneously, thus reducing call time, expediting database searches and reducing the possibility of duplicate accounts. CTI is expected to be available in the second quarter of 1999. The DMS is a cost-effective, high performance data warehousing solution which leverages the wealth of information in the MACS and WebOrder databases by providing immediate access to important customer and business information and facilitating management's decision support needs. The Company believes that DMS will assist in increasing its users' profitability and provide a competitive business advantage. Introduced in March 1999, DMS is available on HP3000, UNIX and NT platforms.

         EXTEND PRODUCT OFFERINGS ACROSS NEW PLATFORMS. The Company is focusing its product development resources on porting MACS functionality to UNIX. In addition, the Company has developed interfaces with software solutions provided by other companies such as PeopleSoft, Inc., Great Plains, Manhattan Associates, Inc. and Island Pacific, and intends to continue to develop interfaces to additional third-party software solutions.

         DEVELOP GLOBAL MARKETS. The Company seeks to further develop its international presence and sales. The Company opened offices in the United Kingdom and Australia in mid-1997 and has since added approximately 25 employees to its international operations. The Company plans to add additional offices in Western Europe in the future. In January 1998, the Company first installed EuroMACS, a MACS product specifically designed for non-store marketing companies located abroad. The Company intends to leverage its strong domestic presence to increase its sales in international markets, particularly in Europe and Australia.

         INCREASE SALES TO EXISTING CLIENTS. Historically, the Company has focused primarily on sales to new clients and has not actively marketed its optional product modules to existing clients. The Company has created a product management team responsible for marketing and selling to its existing clients new MACS modules such as Point of Sale and Assembly. This team also markets professional services to existing clients to meet the changing needs of such clients.

         EXPAND DIRECT SALES FORCE. The Company intends to increase the size of its current sales force in order to expand its marketing of existing products and modules. In addition, the Company has created separate sales teams and intends to hire additional sales personnel to market and sell new products, such as nMACS and WebOrder. The Company also intends to add offices in Western Europe and to hire additional sales personnel to service international markets.

         EXPAND SERVICE OFFERINGS. The Company's consulting and service offerings are critical components of its client-driven solution. The Company will continue to expand its comprehensive consulting and client support services to facilitate the timely installation, implementation and effective utilization of its products. For example, the Company plans to offer regional training seminars to its clients throughout the United States.

         PURSUE STRATEGIC OPPORTUNITIES. The Company believes that the market for software which automates non-store marketing operations is highly fragmented and rapidly evolving, with many new product introductions and many large and small industry participants. These factors create both the need and the opportunity to effect strategic transactions, including acquisitions, alliances or other partnerships, in order to increase the breadth of the Company's product offerings, establish new sales and marketing channels and exploit evolving market opportunities. While the Company presently has no commitments to effect any such transactions, it intends to pursue such opportunities in order to enhance further its competitive position as the marketplace evolves.

PRODUCTS

         The MACS family of products offers an integrated, flexible, modular solution for front and back- office operations, decision support analytics, Internet commerce marketing and transaction processing functionality. MACS I, the first version of MACS, was installed in 1990. The Company released MACS II in June 1994, and completed the last version upgrade in July 1997. Compared to MACS I, MACS II offered several new features and functions as well as an expansion of its internal database. In June 1998, the Company released MACS III, which incorporates approximately 300 new enhancements, and introduced several new products and optional modules. Other products included in the MACS family are WebOrder, EuroMACS and nMACS, which were introduced by the Company in November 1997, January 1998 and January 1999, respectively.

         The following chart summarizes the current MACS products and typical users:

PRODUCT                     DESCRIPTION OF FUNCTIONS                                  TYPICAL USERS
-------                     ------------------------                                  -------------
MACS II/                    Capable of automating and integrating all major areas     Non-store marketing companies and
MACS III                    of non-store marketing companies that sell through        traditional retailers selling through
                            catalogs, direct mail, telemarketing, print ads           non-store marketing channels, with
                            telephone, mail, television, radio and other              daily transaction volumes of up to
                            non-store channels; includes over 3,000                   200,000.
                            functions encompassing advertising, sales,
                            merchandising, purchasing, accounting,
                            telemarketing, ordering, electronic commerce,
                            warehousing, shipping, production and systems
                            operation; displays real-time management information
                            by maintaining mini data marts for each functional
                            area.

WEBORDER                    Web-based order fulfillment system that incorporates      Non-store marketing companies,
                            all features and functions of MACS II/MACS III;           retailers, wholesalers and
                            offers web customers real-time, secure information        manufacturers selling through the
                            including inventory availability, order status            Internet, with daily transaction
                            and customer service functions; helps Internet            volumes of up to 200,000.
                            marketers integrate their marketing, sales and back
                            office operations and manage nearly all aspects of
                            non-store marketing operations.

EUROMACS                    MACS modified to accommodate the needs of                 International-based non-store
                            clients located abroad in areas relating to value-        marketing companies and traditional
                            added tax requirements, international mailing             retailers selling through non-store
                            address formats, and interfacing with international       marketing channels, with daily
                            shipping carriers and banking institutions.               transaction volumes of up to 200,000

NMACS                       Provides only basic functions of MACS and runs            Small non-store marketing companies
                            on a Windows NT platform.                                 processing up to approximately 1,000
                                                                                      orders per day.




         The prices of MACS II, MACS III, WebOrder, EuroMACS and nMACS range from $10,000 to $2.9 million, depending on the number of users and CPUs required.

         In addition to the current MACS products, there are a number of optional modules available to MACS users. The following chart summarizes the functions and benefits of the more widely used MACS modules:

MODULE                      DESCRIPTION OF FUNCTIONS                                  BENEFITS
------                      ------------------------                                  --------
VISUALMACS                  Uses Windows-based, drag-and-drop, point-                 Ease and efficiency of use.
                            and-click technology with multi-tasking
                            capabilities in a client/server environment.

POINT OF SALE               Interfaces with catalog customer                          Enables companies to run a store and
                            database and facilitates the display of                   a non-store marketing company via
                            separate store inventories; provides cash                 one centralized database.
                            register processing and optional drop
                            shipping of unavailable items.


Data Mining                 Provides access to customer and business                  Assists clients in increasing profitability
  System ("DMS")            information and facilitates decision support              and provides clients a competitive business
                            needs.                                                    advantage.


ASSEMBLY                    Facilitates the procurement of raw materials              Enables non-store marketing
                            and creates bills of materials to track assembly          companies to run light manufacturing
                            process; tracks costs of assembly (including              operations.
                            labor and machine time) and forecasts demand
                            for raw materials.

CONTINUITY                  Enables negative option-type promotions and               Streamlines operations of non-store
                            facilitates monthly club programs, customer               marketing companies that sell books,
                            maintenance procedures and other incentive                records, videos and other continuing-
                            programs.                                                 demand products.

INSTALLMENT BILLING         Facilitates installment payments, returns                 Enables billing of customers' credit
                            and cancellations.                                        cards in multiple installments.

OUTBOUND TELEMARKETING      Uses existing selection criteria and MACS                 Enables companies to become more
                            database to create campaigns; automates                   proactive in selling to existing
                            customer service and solicitation functions.              customers and prospects.


         Pricing for the MACS modules is based on individual user requirements and needs.

         MACS operates in a HP Series 3000, MPE/iX environment. The HP3000 is a scalable, fully upward compatible computer system in which all hardware upgrades are performed at the CPU site. The main programming language used for MACS is COBOL, although some functionality is written in C++ and Visual Basic. The data structure used is the fully SQL-compatible Turbo Image DBMS.

         All HP3000 systems provide high online transaction processing performance and functionality and support major networking protocols such as OSI, TCP/IP, SNA, and OSF/DCE. The Company has developed its own TCP/IP Application Program Interface ("API"), which serves as the foundation to communicate directly between MACS and the Internet. This socket-based API also has the ability to communicate with other Windows-based applications. WebOrder requires a Microsoft Internet information server and communicates with the HP3000 through the Company's own API. The API enables MACS to communicate with other platforms through an exchange of data from the HP3000 to other databases such as Oracle and Microsoft Access.

PRODUCTS UNDER DEVELOPMENT

         The Company is currently developing a number of new products in response to demands presented by companies in the non-store marketing industry including:

PRODUCT                     DESCRIPTION OF FUNCTIONS                                  TYPICAL USERS
-------                     ------------------------                                  -------------
MACS FOR UNIX               Full-featured version of MACS III that                    Non-store marketing companies and
                            runs on a UNIX platform.                                  traditional retailers selling through
                                                                                      non-store marketing channels and
                                                                                      using a UNIX platform.

Computer Telephony          Provides a caller ID feature which                        Non-store marketing companies and
  Interface ("CTI")         facilitates order entry and customer                      traditional retailers selling through
                            service functions                                         non-store marketing channels and using
                                                                                      a UNIX platform.


         The Company expects to introduce these products during the next twelve to eighteen months.

CLIENTS

         The Company's clients include traditional direct marketing companies, retailers and manufacturers with significant non-store marketing operations, fulfillment houses and Internet-only retailers. The Company generally targets leading non-store marketing companies in their respective industry segments. The Company has sold MACS to more than 200 clients. The following is a representative list of the Company's clients as of December 31, 1998 generally categorized by industry segment:

     APPAREL/SHOES                                     GENERAL MERCHANDISE/GIFTS
     Coldwater Creek, Inc.                             Brookstone, Inc.
     dELiA*s                                           Hammacher Schlemmer
     Huntington Clothiers, Inc.                        Lego Direct Marketing, Inc.
     Nine West Group                                   Levenger Tools
     Nordstrom, Inc.                                   Miles Kimball Company

     COMPUTER SOFTWARE/HARDWARE                        TV HOME SHOPPING
     Broderbund Software                               Arcadia
     Creative Computers                                The Shopping Channel
     Cyberian Outpost, Inc.                            Littlewoods
     Egghead.com, Inc.                                 QVC Network, Inc.
     Micro Warehouse
     Multiple Zones International Inc.                 OTHERS
                                                       KAO Infosystems Co.
     EDUCATIONAL SUPPLIES/BOOKS                        Genesis Direct, Inc.
     Marboro Books Corp. (Barnes & Noble)              Maritz, Inc.
     Rodale Press, Inc.                                United Methodist Publishing House
     Time Life, Inc.                                   United States Mint

     FOOD AND BEVERAGE
     Cushman Fruit Company
     Ethel M. Chocolates
     Hickory Farms, Inc.
     Wine Enthusiast



         None of the Company's clients accounted for more than 10% of the Company's revenue in 1998 and 1997. For the year ended December 31, 1998, the Company's two largest clients, United States Mint and Multiple Zones, in the aggregate accounted for 16.8% of the Company's revenue. In 1997, the Company's three largest clients, Genesis Direct, Inc., dELiA*s and KAO Infosystems Co., in the aggregate accounted for 18.6% of the Company's revenue. In 1996, the Company's three largest clients, QVC Network, Inc., Micro Warehouse and Coldwater Creek, Inc. accounted for 21.2% of the revenue of the Company, with QVC Network, Inc. accounting for 10.7% of such revenue.

CLIENT SERVICES

   CLIENT SUPPORT

         The Company believes that a high level of service and support is critical to its success and an important competitive advantage. The Company's installation teams consist of a project manager, a technical lead, two support analysts and as many installers or trainers as are required for a given installation. The installation teams configure the system for new clients, install the software, set all the proper control switches, train the client's executives and managers, and resolve all installation issues for up to three to six months after the client begins processing orders through the system. Thereafter, the Company transitions the client to its standard support services provided by the Company. The Company's installation teams completed 32 installations of MACS in 1997 and 46 installations in 1998, based on the Company's receipt of a signed contract or a letter of intent accompanied by a cash deposit of at least 10% of the purchase price under the proposed contract.

         The Company's client support function is responsible for servicing its clients after the initial implementation project is complete. The Company has client support operations in the United States and the

United Kingdom and currently supports approximately 170 clients in over 16 countries. These operations enable the Company to respond more quickly and effectively to the needs of its multinational and international clients. Approximately 95% of current MACS users participate in the Company's support services program.

         The Company believes that a close and active service and support relationship is important to client satisfaction and also provides the Company with information regarding evolving client requirements. For example, the Company assigns to each of its clients a client coordinator whose primary responsibility is to act as a liaison between the client and the Company. In addition, the Company provides telephone support from 8:00 a.m. to 9:00 p.m.
(EST) weekdays and 24 hours-a-day for emergencies and uses electronic bulletin boards and other forms of electronic distribution to provide clients with the latest information regarding the Company's products.

         In general, the Company provides two kinds of support: standard and major account. The Company's standard support services provide complete, full time technical support. When a client calls the Company with a question or issue, it is initially reviewed and analyzed by the client coordinator and then sent on to the appropriate specialty team for resolution. More complex issues can then be referred to one of the Company's technical support teams and, if necessary, to the Company's programming unit. The Company provides its clients with telephone support to give timely responses to systems issues. The Company continually communicates with its clients through newsletters and seminars, and client coordinators provide weekly reports to each client detailing the status of the account. Event schedules, product enhancement requests and electronic mail are available to clients on the Company's Internet web site as well.

         The Company also offers major account support services, which provide premier technical service for its larger clients through the assignment of a dedicated account manager and team of support personnel. For these clients, the Company maintains a copy of their production software environment on the Company's client support system to enable the account manager to expedite the resolution of all client issues. The Company believes that such services build a strong strategic relationship which enhances the future business prospects of the Company.

         Support contracts are typically service agreements pursuant to which clients pay a monthly fee based on a percentage of the total software license fee. Installation and training are included in the initial license fee. Depending on the services delivered, support services typically are priced at 17% of the total license fee per year and include, without charge, any new version releases of software. Major account services are typically priced based on the level of support services provided.

         As of December 31, 1998, the Company employed 99 client support services personnel, consisting of 26 implementation, 54 standard support and 19 major account support personnel.

   CONSULTING AND CUSTOMIZATION

         The Company's consultants conduct site examinations and assist clients in developing and implementing advanced MACS strategies. With significant experience in the non-store marketing industry, the Company's consultants provide practical and proven direction in developing strategies which apply best- practice MACS methodologies that meet the client's requirements. Depending on the client's needs, the Company offers:

         o        Requirements analysis and MACS software evaluation services;
         o        Advanced MACS methodology consulting;

         o Benchmarking and other advanced strategy workshops involving clients and industry experts;
         o Integration services and technical consulting in areas such as data conversion, system interfaces and database/network tuning;
         o Project management services intended to lead the client through the implementation activities required to achieve successfully the client's business objectives; and
         o Custom programming for system enhancements and system interfacing.

         Consulting and customization services are delivered directly by the Company but are also delivered in conjunction with third-party service providers such as systems integrators and specialist consulting firms. Consulting and customization services are typically delivered on a fixed price and not-to-exceed basis or occasionally on a time and materials basis.

   TRAINING AND EDUCATION

         The Company offers a variety of standard and customized training and education services at client sites, at the Company's headquarters in Delray Beach, Florida, and selected regional sites throughout the country. Upon the installation of MACS, the Company provides a two week training course for each client's staff. The training curriculum is delivered by specialists who utilize proven education techniques and advanced technology. The Company also offers 48 courses per year for training in the application of its MACS products through the MACS Academy. The Company also offers a "train the trainer" program in which the Company trains client employees designated as trainers within their organization. These trainers are educated in both training techniques and the optimal use of the Company's products. The Company believes its train-the-trainer methodology is a crucial element in the success of its implementations, which often span multiple departments, plants and countries. Continuing education and training is delivered through standard courses with package prices or can be contracted for on a time and materials basis.

SALES AND MARKETING

         The Company markets and sells its products and services to new prospects and existing clients primarily through its direct sales force. These personnel are trained in the Company's products and service offerings and in the operations of the Company's clients. The Company's personnel use a "consultative" selling approach, because the sales process requires an understanding of the non-store marketing industry as well as comprehensive computer and systems expertise.

         The Company's sales force is supported by marketing personnel who generate and qualify leads through advertising and marketing campaigns, produce product literature, periodic newsletters and direct mail campaigns, arrange attendance at trade shows and conventions, and sponsor seminars. The marketing department also supports the sales force with appropriate documentation or presentation and demonstration materials for use during the sales process. The Company also supports its direct sales and marketing force with a group of systems engineering professionals, many of whom also possess vertical market and practical MACS expertise.

         As of December 31, 1998, the Company employed 36 sales and marketing personnel (30 domestically and 6 internationally), consisting of 17 sales representatives and 19 marketing and other support personnel.

         The Company's method of marketing and selling to a new prospect consists of identifying the prospect, qualifying the prospect and, if the prospect is qualified, preparing and presenting a sales proposal. The prospecting process includes placing advertisements in trade publications, acquiring mailing lists, telemarketing, direct mailing, conducting seminars and participating in trade shows to generate leads for the direct sales force. Once a prospect is qualified, the appropriate direct sales personnel visit the prospect to understand the prospect's specific requirements. This process usually results in the preparation of a written proposal describing the hardware, software and services that meet the prospect's requirements. While the Company's sales personnel generally make the initial sales contact, large and complex installations generally involve the use of the Company's professional services group. This group works closely with the sales team to identify the optimal configuration of MACS required for such prospects. This sales cycle typically ranges from three to six months.

         The Company has executed a hardware resale agreement with Client Systems, Inc., a distributor of HP products. The Company also has a strategic relationship with Hewlett-Packard consisting of cooperative marketing and sales activities in the non-store market industry. Currently, the Company is one of the leading resellers of the HP3000 products.

         The MACS user community and the Company have organized an international MACS users' group whose advisory committee plays an important role in helping the Company develop and refine its MACS products and services strategies. In addition, the Company hosts an annual MACS world conference which includes presentations by the Company and clients concerning the features and capabilities of the Company's products. The Company also participates in trade conferences worldwide to promote global sales and use of the MACS products. All of these conferences include workshops, round table discussions and special sessions devoted to products, technologies and MACS methodologies. More than 250 attendees participated in the Company's 1998 MACS World Conference held in Deerfield Beach, Florida.

RESEARCH AND DEVELOPMENT

         The Company's research and development function is performed by the business analysis, programming, quality control and advanced technologies teams. The business analysis group performs the functional and technical requirements for the enhancements that are requested either from the Company's clients or internal product management group. The programming group is responsible for the MACS software maintenance and enhancement process. The Company uses a version and patch approach to software release control and uniformly maintains a current version of each of its products, which is not subject to enhancements, and a development version, which is regularly enhanced. The Company releases quarterly patch updates of its current versions upon code corrections and believes that this process maximizes the stability of its products, which is critical to the day-to-day operations of a non-store marketing company. The quality control group tests the software each time it passes through the business and programming groups and performs regression testing prior to the release of any patch updates or new releases. The advanced technologies group is responsible for the identification and initial development of new technology opportunities.

         The Company follows a structured development methodology to ensure the timely and cost-effective production of high-quality software. The Company has a formal process through which clients may have input as to modifications of the Company's products and believes that this input helps it deliver a leading industry solution to its current and prospective clients.

         As of December 31, 1998, the research and development staff consisted of 68 employees globally. From time to time, the Company has also engaged outside consultants in its product development efforts. Total expenses for research and development in the fiscal years ended December 31, 1996, 1997 and 1998 were approximately $2.3 million, $2.0 million and $2.3 million, respectively. No software development costs were capitalized in fiscal 1996, 1997 or 1998. The Company anticipates that it will continue to commit substantial resources to product development in the future.

COMPETITION

         The market for non-store commerce software is competitive, rapidly evolving and highly sensitive to new product introductions and marketing efforts by industry participants. This market is also highly fragmented and served by ERP software providers, electronic commerce software providers, consulting firms and point solution providers targeting the non-store marketing industry. The Company's products also compete with information systems developed and serviced internally by in-house MIS departments. Although the Company believes that none of its competitors currently compete against the Company in all industry segments, there can be no assurance that such competitors will not compete against the Company in the future in additional industry segments. Many of the Company's potential future competitors may have significantly greater financial, technical and marketing resources, generate higher revenues and may have greater name recognition than does the Company. In addition, as the Company expands into new segments of the non-store marketing industry, such as Internet commerce, it will face competition from other software companies, MIS departments and unforeseen sources. Compared with the Company, these competitors may have greater resources, operating experience, credibility and relationships in such new segments. Although the Company believes that it currently competes favorably in all industry segments and against all competitors, there can be no assurance that it will do so in the future.

PROPRIETARY RIGHTS AND LICENSES

         The Company primarily relies on a combination of copyright, trademark and trade secret laws, unpatented proprietary know-how, license agreements, non-disclosure and other contractual provisions and technical measures to protect its proprietary rights in its products and technology. The Company typically distributes its software products under software license agreements which contain, among other things, provisions limiting the use, copying and transfer of the licensed program. The licensees typically obtain a copy of the Company's source code in connection with the licensee's use of the MACS products. The Company has obtained a United States copyright registration for the source code of its MACS II software.

         The Company currently has operations in the United States, Australia and the United Kingdom, and its products are licensed for use by clients in over 15 countries. The Company has registered MACS, MACSII, EUROMACS and THE MACSIMUM as trademarks in the United States. The Company also has applied for the registration as trademarks in the United States of MACSIII, MACSACCESS, VISUALMACS and WEBORDER. The Company believes that international protection and enforcement of intellectual property rights for software products in particular may be more limited than in the United States. Specifically, intellectual property laws in certain countries may not protect software companies from the loss of intellectual property rights through reverse engineering.

         The Company has entered into several agreements regarding the integration of the intellectual property of third parties into its products. Parties to such agreements include Cognos, First Logic, GTS and DISC.

         The Company generally enters into confidentiality agreements with employees and clients which limit rights and access to, and distribution of any proprietary or confidential information. Furthermore, employees execute agreements requiring disclosure and assignment to the Company of all of the intellectual property rights associated with any ideas, concepts, techniques, inventions, processes, or works of authorship relating to the business of the Company and developed or created during the course of performing work for the Company or its clients.

         The Company does not believe that any of its products infringe the proprietary rights of third parties. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of its technology or development by others of similar technology. Because the software development industry is characterized by rapid technological change, however, the Company believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, industry reputation and client support are more important to establishing and maintaining a leadership position than the various legal protections available for its technology.

EMPLOYEES

         As of December 31, 1998, the Company had a total of 245 full-time employees in the United States: 63 in product development, 30 in sales and marketing, 36 in training and professional services, 99 in client support services and 17 in management, administration and finance. In addition, as of December 31, 1998, the Company had 27 employees in the United Kingdom and 2 employees in Australia. None of the Company's employees are subject to a collective bargaining agreement, and the Company has not experienced any work stoppages. The Company believes that its employee relations are good.

ITEM 2. PROPERTIES.

         The Company is headquartered in Delray Beach, Florida, where it leases approximately 46,000 square feet of office space pursuant to a lease which expires in July 2001. The annual rent under such lease is approximately $390,000. The Company also leases office space in the United Kingdom and Australia to house its operations abroad. The annual rent under such leases is approximately $82,000 and $24,000, respectively. The Company also leases office space in Boulder, Colorado and Plano, Texas for certain of its marketing and sales activities. The annual rent under such leases is $3,600 and $4,500, respectively. The aggregate annual facility lease payments of the Company during the fiscal year ended December 31, 1998 was $493,296. The Company is currently seeking additional facilities domestically and abroad to accommodate additional marketing and sales activities, and believes that it will be able to obtain such space on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS.

         In November 1995, Robelle Consulting Ltd. ("Robelle") filed suit against the Company and Allan J. Gardner in United States District Court for the Southern District of Florida. Robelle alleges copyright and trademark infringement, breach of contract, and unfair competition arising out of the Company's distribution of two of Robelle's software products which had been incorporated as part of MACS. Robelle seeks, among other relief, an indeterminate amount of damages. In January 1998, Robelle was granted summary judgment with respect to its copyright infringement claim for one of the Robelle products, but was denied summary judgment as to its claim for statutory damages for such infringement and denied several of its damages claims. The matter is scheduled to be tried in April 1999. The Company believes that the only matter that remains to be litigated is the amount of actual damages, which the Company believes is an immaterial amount. The Company is unable to predict the outcome of the matter at this time. However, management believes that an unfavorable outcome in this matter would not have a material adverse effect on the Company's business, financial condition or results of operations.

         In February 1998, the Company filed a suit against Robelle in Circuit Court in Palm Beach County, Florida. The Company alleges that Robelle wrongfully terminated its VAR License Agreement with the Company and breached the terms thereof. Robelle has denied any wrongdoing and the matter is in preliminary stages of discovery. The Company is unable to predict the outcome of the matter at this time. However, management believes that an unfavorable outcome in this matter would not have a material adverse effect on the Company's business, financial condition or results of operations.

         From time to time, the Company is involved in other legal proceedings incidental to the conduct of its business. The Company believes that this other litigation, individually or in the aggregate, to which it is currently a party is not likely to have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock began trading in the NASDAQ National Market under the symbol "SGAI" on January 29, 1999. Accordingly, the market price information is not available for 1998. As of March 15, 1999, the high and low sales prices for the Common Stock since the commencement of trading were $9.75 and $21.875, respectively.

         As of March 15, 1999, there were 12,191,504 shares of Common Stock outstanding, held by 44 stockholders of record. The Company believes that certain holders of record hold a substantial number of shares of Common Stock as nominees for a significant number of beneficial owners. The closing price for the Company's Common Stock on March 15, 1999 was $ 16.625 per share.

         The Company terminated its S Corporation election effective January 1, 1999. As an S Corporation, the Company has paid dividends to its shareholders from time to time in part to partially fund or offset their tax liability with respect to S Corporation earnings. In 1995, in connection with the sale of $12.0 million aggregate principal amount of convertible debentures (the "Convertible Debentures"), the Company paid an aggregate dividend to its shareholders in the amount of $12.0 million and an additional $3 million to offset its shareholders 1995 tax liability. In September 1998, the Company paid an aggregate dividend to its shareholders in the aggregate amount of $70,610 to offset its shareholders 1997 tax liability. In connection with the Company's initial public offering (the "Offering") the Company approved the issuance to its shareholders of promissory notes representing the estimated income tax liability of each of them for the period of January 1, 1998 through December 31, 1998, which is estimated to be approximately $850,000 (subject to adjustment based on the Company's cash earnings through the date of its conversion to C Corporation status). The Company voluntarily revoked its S Corporation status effective January 1, 1999. The payment of dividends is within the discretion of the Board of Directors. It is the present intention of the Board of Directors following the Offering to retain all future earnings for use in the Company's business operations and, accordingly, the Board does not anticipate declaring any dividends in the foreseeable future.

RECENT SALES OF REGISTERED SECURITIES

         In connection with the Offering, the Company's Registration Statement on Form S-1 (No. 333-63125) (the "Registration Statement") was declared effective on January 28, 1999. Pursuant to such Registration Statement, on February 3, 1999, the Company and certain selling shareholders sold 4,000,000 and 410,000 shares of Common Stock, respectively, at a price of $12 per share. The managing underwriters for this sale of Common Stock were BT Alex. Brown Incorporated and SoundView Technology Group (collectively, the "Underwriters"). On March 3, 1999, pursuant to the Underwriters' over-allotment option, the Company sold an additional 661,500 shares of Common Stock at a price of $12 per share. All of the securities offered by the Registration Statement were sold in the Offering and thereafter the Offering terminated. The aggregate gross proceeds to the Company in connection with the Offering were approximately $55.9 million. The total expenses incurred in connection with the Offering, including underwriting discounts and commissions, and fees for registration, legal, accounting, transfer agent, printing and other miscellaneous fees, are estimated to be approximately $5.3 million, resulting in net offering proceeds of approximately $50.6 million to the Company.

         As of March 15, 1999, the net proceeds of the Offering have been used as follows: (i) $12.0 million to redeem all of the 12,000 shares of redeemable preferred stock, par value $.01 per share and $1,000 per share preference value (the "Redeemable Preferred Stock"), issued to certain lenders (Advent VII L.P., Advent Atlantic and Pacific II L.P., Advent Industrial II L.P., Advent New York L.P., Chestnut Capital International III Limited Partnership and TA Venture Investors Limited Partners (each a "Lender" and collectively the "Lenders")) upon the conversion of the Convertible Debentures, (ii) approximately $4.7 million to pay accrued interest due and payable on the Convertible Debentures. The Company has agreed to make a distribution of approximately $850,000 of the net proceeds to Wilburn Smith, Allan J. Gardner and Thomas Quigley, who were the Company's sole shareholders prior to the Offering, in the aggregate amount representing the estimate individual income tax liability of each of such shareholders for the period effective date of beginning January 1, 1998 and ending on December 31, 1998, the date immediately preceeding the Company's voluntary S Corporation revocation. The remaining net proceeds will be used for working capital, capital expenditures and for general corporate purposes.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected consolidated financial data set forth below as of December 31, 1994, 1995, 1996, 1997 and 1998 and for each of the years in the five year period ended December 31, 1998 are derived from the Consolidated Financial Statements of the Company which have been audited by KPMG LLP, independent public accountants. The Company's consolidated balance sheets as of December 31, 1997 and 1998, and consolidated statements of operations for each of the years in the three year period ended December 31, 1998 appear elsewhere in this report. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements and Notes thereto, included elsewhere in this report.

                                                                                     YEAR ENDED DECEMBER 31,
                                                           ---------------------------------------------------------------------
                                                               1994          1995           1996           1997         1998
                                                           -----------   -----------    -----------    -----------   -----------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue:
  Computer software ...................................... $     6,551   $     6,594    $     5,932    $     5,084   $    11,536
  Computer hardware ......................................      11,988        13,641          7,370          8,144        13,264
  Support ................................................       2,159         3,343          4,038          4,100         5,335
  Services ...............................................         767         1,351          1,189          1,324         3,567
                                                           -----------   -----------    -----------    -----------   -----------
        Total revenue ....................................      21,465        24,929         18,529         18,652        33,702
Cost of sales and services:
  Computer software ......................................       1,082           808            585          1,504         2,500
  Computer hardware ......................................       8,586        10,607          5,805          6,010         9,786
  Support ................................................       1,956         2,491          3,141          3,271         3,222
  Services ...............................................         727         1,016            902          1,104         2,271
                                                           -----------   -----------    -----------    -----------   -----------
        Total cost of sales and services .................      12,351        14,922         10,433         11,889        17,779
                                                           -----------   -----------    -----------    -----------   -----------
Gross Profit .............................................       9,114        10,007          8,096          6,763        15,923
Operating expenses:
  General and administrative .............................       3,246         3,206          4,776          4,567         6,538
  Research and development ...............................       1,609         2,166          2,254          2,011         2,254
  Sales and marketing ....................................         508           523            980          1,482         2,430
                                                           -----------   -----------    -----------    -----------   -----------
        Total operating expenses .........................       5,363         5,895          8,010          8,060        11,222
                                                           -----------   -----------    -----------    -----------   -----------
Income (loss) from operations ............................       3,751         4,112             86         (1,297)        4,700
Other income (expense):
Interest expense:

  Interest on outstanding debt ...........................         (39)       (1,200)        (1,200)        (1,500)       (1,800)
  Amortization of original issue discount(1) .............         (45)       (1,378)        (1,378)          (680)           --
Interest income ..........................................          50           129             42            109           102
                                                           -----------   -----------    -----------    -----------   -----------
        Total interest income (expense), net .............         (34)       (2,449)        (2,536)        (2,071)       (1,697)
                                                           -----------   -----------    -----------    -----------   -----------
Net income (loss) ........................................ $     3,717   $     1,663    $    (2,450)   $    (3,368)  $     3,003
                                                           ===========   ===========    ===========    ===========   ===========
Net income (loss) per share:

  Basic .................................................. $      0.71   $      0.32    $     (0.47)   $     (0.64)  $      0.57
                                                           ===========   ===========    ===========    ===========   ===========
  Diluted ................................................ $      0.49   $      0.32    $     (0.47)   $     (0.64)  $      0.50
                                                           ===========   ===========    ===========    ===========   ===========
Weighted average shares used in calculating
  net income (loss) per share:
    Basic ................................................       5,263         5,263          5,263          5,263         5,263
                                                           ===========   ===========    ===========    ===========   ===========
    Diluted ..............................................       7,519         7,519          5,263          5,263         8,131
                                                           ===========   ===========    ===========    ===========   ===========
Pro forma data:

  Net income (loss) before income tax (expense) benefit .. $     3,717   $     1,663    $    (2,450)   $    (3,368)  $     3,003
Pro forma income tax (expense) benefit (unaudited)(2) ....      (1,425)       (1,155)           360            948        (1,215)
                                                           -----------   -----------    -----------    -----------   -----------
Pro forma net income (loss) (unaudited)(2) ............... $     2,292   $       508    $    (2,090)   $    (2,420)  $     1,788
                                                           ===========   ===========    ===========    ===========   ===========

                                                                                    Year ended December 31,
                                                             --------------------------------------------------------------------
                                                                 1994           1995           1996          1997        1998
                                                             -----------    -----------    -----------   -----------  -----------
                                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Pro forma net income per share (unaudited):
    Basic.................................................                                                            $     0.34
                                                                                                                      ==========
    Diluted...............................................                                                            $     0.34
                                                                                                                      ==========

Weighted average number of shares used in calculating
  pro forma net income per share (unaudited):
   Basic..................................................                                                                 5,263
                                                                                                                      ==========
   Diluted................................................                                                                 5,263
                                                                                                                      ==========



                                                                               DECEMBER 31,
                                                   -------------------------------------------------------------------
                                                     1994          1995           1996           1997           1998
                                                   --------      --------       --------       --------       --------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE SHEET DATA:

Cash and cash equivalents ...................      $ 12,187      $     --       $     60       $    169       $  1,577
Working capital .............................        13,614         1,175          1,233             16          3,904
Total assets ................................        18,580         4,717          3,666          3,135          9,470
Convertible debt and accrued interest(1) ....         8,603         9,942         12,520         14,700         16,500
Stockholders' equity (deficit)(1) ...........         5,488        (8,099)       (10,550)       (13,918)       (10,951)



---------------------

(1) The fair value of the conversion features of the Convertible Debentures has been determined to be $3.5 million based on the difference between the stated interest rates and the estimated market rate of such Convertible Debentures on the date of issuance. The amount is included in additional paid-in capital in the accompanying consolidated balance sheets, with the resulting OID on the convertible debt being amortized from the date of issuance (December 19, 1994) to the date the security first became convertible (June 30, 1997). This interest expense is a non-cash item.
(2) Prior to completing its initial public offering of Common Stock and as a result of its election to be treated as an S Corporation for income tax purposes, the Company was not subject to federal or certain state income taxes. Upon the Company's voluntary revocation of its S Corporation effective January 1, 1999, the Company is subject to federal and certain state taxes at applicable rates for a C Corporation. The unaudited pro forma income tax (expense) benefit presented in the consolidated statements of operations represents the estimated taxes that would have been recorded had the Company been a C Corporation for income tax purposes for each of the periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THERETO INCLUDED ELSEWHERE HEREIN.

OVERVIEW

         The Company is a leading provider of mission-critical, enterprise-wide software solutions, and related hardware and services, to the non-store marketing industry. The Company's clients in the non-store marketing industry are traditional direct marketing companies and Internet-only retailers, as well as wholesalers, fulfillment houses and retailers with significant non-store sales channels. The Company's MACS family of software products is designed to automate non-store commerce activities, including advertising analysis, sales, telemarketing, ordering, merchandising, procurement, electronic and Internet commerce, warehousing, shipping, accounting and systems operation. The MACS products also provide managers and sales personnel with real-time operations, inventory and customer data to improve both management decision making and customer service.

         Since its inception in 1988, management of the Company has concentrated on providing software-based systems and services to leading non-store marketing companies and to retailers, wholesalers and fulfillment houses with significant non-store sales channels. By focusing on this market, management believes that the Company has been able to develop a significant industry expertise that has been incorporated in the functionality of the Company's products and services. The Company's MACS II and MACS III products offer over 3,000 functional options, process up to 200,000 transactions per day and are used primarily by companies with high-volume non-store commerce operations. WebOrder, the Company's new Internet commerce solution, is a highly scalable system that enables real-time interactive customer ordering, and automates processing and back-office operations for companies selling products or services over the Internet. WebOrder incorporates both the functionality and scalability of MACS II and MACS III.

         During 1996, the Company effected an internal reorganization which included adding support, development and sales resources to generate future increases in new customer installations, improve client services and develop new software products such as WebOrder, MACS for UNIX and MACS for NT. This reorganization was precipitated by a decline in new customer sales which began in 1995 and continued in 1996. Primarily because of this reorganization, the Company experienced losses in 1996 and 1997.

         In 1997, new client revenue increased by 107.2% while upgrade revenue declined by 40.9%, resulting in virtually no change in the Company's total revenue from 1996 to 1997. The decline in upgrade revenue was primarily a result of lower new client sales in 1995 and 1996. In 1997, the Company's net loss was attributable to a number of factors, including the Company's continued investment in infrastructure. To accommodate its new client sales and to fuel potential future revenue growth, the Company increased its number of installation and support personnel, added salespeople, continued the development of its UNIX and Windows NT products, and started the development of WebOrder. In addition, the Company opened offices in the United Kingdom and Australia to expand its presence abroad.

         Since the end of 1997, the Company has experienced a continued increase in new client sales. Total revenue increased 80.7% during the year ended December 31, 1998, compared to the same period in 1997, which resulted in increased income from operations for year ended December 31, 1998. The revenue growth in 1998 is attributable to a number of factors, including clients seeking to replace systems that are not Year 2000 compliant, the Company's greater focus on services revenue, increasing sales of WebOrder and increasing demand for MACS in Europe. The Company's expanding client base also contributed to revenue growth during 1998 through purchases of upgrades and additional services.

         The Company generates revenue from four principal sources: (i) license fees for its software products; (ii) sales of related computer hardware components; (iii) software support; and (iv) services consisting of consulting, training and custom programming. System revenue, which includes software license fees and hardware components, is generated by sales to new and existing clients.

         The Company's revenue and long-term growth are largely dependent on the sale of its systems to new clients. These new system sales have a fairly predictable implementation cycle. System sales to new clients represented 36.5% of total revenue during the year ended December 31, 1998, and increased 64.0% from the year ended December 31, 1997. System upgrades represented 37.1% of total revenue for the year ended December 31, 1998. System upgrades consist primarily of additional software user license fees and central processing unit ("CPU") upgrades for its existing clients. System upgrades typically have short sales cycles and therefore are fairly unpredictable.

         The Company believes that computer hardware upgrades are generally performed during the one to two-year period following a new sale. During 1993 and 1994, the Company experienced a high level of new customer revenue, resulting in substantial upgrades in 1995 and 1996. In 1995 and 1996, new customer revenue declined substantially, thus causing hardware and software upgrade revenue to decline in fiscal year 1997. Increased new customer revenue in 1997 and additional upgrades from existing clients contributed to higher upgrade sales in 1998. The Company believes that upgrades are dictated solely by the business requirements of individual clients and, therefore, the Company is unable to accurately predict or explain the actual mix between software and hardware upgrades.

         The Company recognizes revenue in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition. Under this provision, hardware and software license fees for new systems are recognized as revenue when the hardware and software has been delivered and installed, the fee is fixed and determinable and the collectibility is probable. Revenue relating to system upgrades is recognized upon installation, provided that all significant obligations have been met. Revenue from hardware and software components sold separately is recognized upon receipt by the client.

         Each new system client executes a contract which identifies the number of licensed MACS users, hardware configuration, and pricing for the software license and support services. The contract also contains pricing provisions for supplemental software user licenses and CPU upgrades. The Company typically receives a deposit equal to 25% of the system selling price upon contract signing and an additional 25% prior to installation of the system. The balance is generally payable in two installments, one of which is payable upon installation of the software and the balance upon operation of the installed system. The differences between amounts received and amounts recognized are recorded as deferred revenue.

         Support services are billed monthly, in advance, and revenue from such services is recognized ratably over the contract term. The Company's software support agreements typically have one-year terms, are automatically renewed annually and may be terminated at the discretion of the client. Historically, more than 95% of all clients utilizing the Company's software have renewed their support agreements.

         Training and consulting services are performed on a time-and-materials basis and revenue is recognized as the services are completed. Contract programming services are generally short-term in nature and performed on a fixed-fee basis. When performed in conjunction with a sale to a new client, contract programming revenue is recognized upon delivery and receipt of a signed client acknowledgment that hardware and software have been installed. Programming services performed for existing clients are recognized upon receipt of final payment.

         In accordance with Statement of Financial Accounting Standards No. 86, software development costs are expensed as incurred until technological feasibility of the software is established, after which any additional costs are capitalized. To date, the Company has expensed all software development costs because development costs incurred subsequent to the establishment of technological feasibility have been minimal.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage relationship of certain statement of operations items to total revenue:

                                                                   YEAR ENDED DECEMBER 31,
                                                               ---------------------------------
                                                                 1996         1997         1998
                                                               -------      -------      -------
Revenue:
   Computer software                                              32.0%        27.2%        34.2%
   Computer hardware                                              39.8         43.7         39.4
   Support                                                        21.8         22.0         15.8
   Services                                                        6.4          7.1         10.6
                                                               -------      -------      -------
         Total revenue                                           100.0        100.0        100.0

Cost of sales and services:
   Computer software                                               3.2          8.1          7.4
   Computer hardware                                              31.3         32.2         29.0
   Support                                                        17.0         17.5          9.6
   Services                                                        4.9          5.9          6.7
                                                               -------      -------      -------
         Total cost of sales and services                         56.4         63.7         52.7
                                                               -------      -------      -------
Gross profit                                                      43.6         36.3         47.3

Operating expenses:
   General and administrative                                     25.8         24.5         19.4
   Research and development                                       12.2         10.8          6.7
   Sales and marketing                                             5.3          7.9          7.2
                                                               -------      -------      -------
         Total operating expenses                                 43.3         43.2         33.3
Income (loss) from operations                                      0.3         (6.9)        14.0

Other income (expense):
   Interest expense:
     Interest on outstanding debt                                 (6.5)        (8.0)        (5.3)
     Amortization of original issue discount                      (7.4)        (3.6)        --
   Interest income                                                 0.2          0.6           .3
                                                               -------      -------      -------
         Total interest expense, net                             (13.7)       (11.0)        (5.0)
                                                               -------      -------      -------

Net income (loss) before pro forma income
    tax (expense) Benefit
                                                                 (13.4)       (17.9)         9.0
Pro forma provision for income tax (expense) benefit               1.9          5.1         (3.6)
                                                               -------      -------      -------
Pro forma net income (loss)                                      (11.5)%      (12.8)%        5.4%
                                                               =======      =======      =======




YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         COMPUTER SOFTWARE. Sales of computer software licenses accounted for approximately 34.2% of the Company's total revenue for the year ended December 31, 1998. Computer software license fees consist of license fees for the new installation of the Company's MACS software and related modules and additional user license fees, and CPU upgrades for its existing clients. Computer software license fees are based on the number of users and type and number of CPUs. The Company periodically updates or modifies its software pricing in response to changes in market conditions or costs of sale. Effective July 1, 1998, the Company changed its MACS software pricing from a tier-based (by CPU and number of users) to a user based structure with a provision for additional license fees for multiple CPUs. This was done to enable the Company's clients to more accurately forecast future license upgrade costs and facilitate new client sales. The Company cannot predict what effect, if any, this pricing change will have on MACS software license revenues. Computer software license fees increased 126.9% to $11.5 million during the year ended December 31, 1998 compared to $5.1 in 1997. This increase resulted from an increase in computer software sales to both new and existing clients including material contracts with United States Mint and Multiple Zones in 1998. Total sales from these two customers amounted to 16.8% of revenue for 1998. New client computer software sales increased from $3.0 million for the year ended December 31, 1997 to $5.9 million in 1998, and computer software upgrades increased from $2.0 million to $5.6 million for the same period.

         COMPUTER HARDWARE. Sales of computer hardware accounted for approximately 39.4% of the Company's total revenue for the year ended December 31, 1998. Sales of computer hardware consists of sales of computer systems, peripheral components and third-party software. Computer hardware revenue increased 62.9% to $13.3 million for the year ended December 31, 1998, compared to $8.1 million for the year ended December 31, 1997. Computer hardware revenue relating to new client sales increased 42.1% to $6.4 million for the year ended December 31, 1998, compared to $4.5 million for the same period in 1997. This increase resulted from increases in new system sales. Computer hardware upgrades increased by 88.3% to $6.9 million for the year ended December 31, 1998, compared to $3.7 million for the same period in 1997. The increase in 1998 resulted from many of the Company's larger clients performing major system upgrades.

         SUPPORT. Support revenue accounted for approximately 15.8% of the Company's total revenue during the year ended December 31, 1998. Support revenue consists of fees for technical support services and product enhancements for the MACS software and integrated third-party software utilities. Support revenue typically represents 17% of the underlying license fee each year. Support revenue increased 30.1% to $5.3 million during the year ended December 31, 1998, compared to $4.1 million for the year ended December 31, 1997. The increase resulted from the addition of new clients in the last half of 1997 and during 1998, as well as support fee increases related to software user license upgrades.

         SERVICES. Services revenue accounted for approximately 10.6% of the Company's revenue for the year ended December 31, 1998. Services revenue consists principally of revenue derived from training, consulting, and custom programming. Services revenue increased 169.4% to $3.6 million in the year ended December 31, 1998, compared to $1.3 in 1997. This increase was due to increases in new client software modifications, custom interfaces to third-party products, and consulting services.

         TOTAL REVENUE. Total revenue increased 80.7% to $33.7 million for the year ended December 31, 1998, compared to $18.7 million in 1997. New client sales increased 64.0% to $12.3 million from $7.5 million for the year ended December 31, 1997. The increase was due to more installations and higher average revenue per installation than during the twelve months ended December 31, 1997 as a result of material contracts with the United States Mint and Multiple Zones. Also contributing to the revenue increase were sales of $3.1 million in 1998 from the Company's United Kingdom subsidiary. Revenue from client system and component upgrades increased by 118.3% to $12.5 million for the year ended December 31, 1998, compared to $5.7 million in 1997 due to increased new client sales in 1997 and clients performing major system upgrades.

         COST OF COMPUTER SOFTWARE. Cost of computer software, which includes installation and training salaries directly related to new software sales and subcontractor fees, increased 66.3% to $2.5 million during the year ended December 31, 1998, compared to $1.5 for the year ended December 31, 1997. The increase resulted from higher personnel costs related to increased installations of new systems and sales to new clients. Cost of computer software as a percentage of total revenue decreased to 7.4% from 8.1% for the year ended December 31, 1997. Cost of computer software as a percentage of software license fees decreased to 21.7% from 29.6% for the year ended December 31, 1997. These decreases are due to greater efficiencies and increased utilization of personnel resources in 1998.

         COST OF COMPUTER HARDWARE. Cost of computer hardware, which consists of purchases of computer systems, peripheral components and third party software, increased 62.8% to $9.8 million for the year ended December 31, 1998, compared to $6.0 million in 1997. This increase was related to the 62.9% increase in computer hardware revenue in 1998 compared to 1997. Costs of computer hardware as a percentage of total revenue decreased to 29.0% in 1998 from 32.2% in 1997, due primarily to a shift in sales mix reducing the relative contribution of computer hardware sales. Costs of computer hardware as a percentage of computer hardware revenue was 73.8% for the years ended December 31, 1998 and 1997.

         COST OF SUPPORT. Cost of support consists primarily of personnel costs associated with the support of the Company's MACS product and third-party computer software packages and the cost of MACS user documentation distributed to clients. Cost of support decreased 1.5% to $3.2 million for the year ended December 31, 1998 from $3.3 million in 1997. The decrease was due to lower personnel costs and greater efficiencies in delivering support services. Cost of support as a percentage of total revenue decreased to 9.6% for the year ended December 31, 1998 from 17.5% in 1997. This decrease occurred because total revenue increased while support costs remained relatively constant between years. Cost of support as a percentage of support revenue decreased to 60.4% for the year ended December 31, 1998 from 79.8% in 1997. The reduction resulted from additional support fees from new clients and increased utilization of existing support personnel.

         COST OF SERVICES. Cost of services, which consists of salaries for professional services employees, and allocated salaries for training and programming personnel, increased 105.6% to $2.3 million during the year ended December 31, 1998, compared to $1.1 million in 1997. The increase was due to the addition of professional services employees and a greater allocation of programming personnel related to the increases in custom programming revenue. Cost of services as a percentage of total revenue increased to 6.7% from 5.9% for the year ended December 31, 1997. Cost of services as a percentage of services revenue decreased to 63.6% for the year ended December 31, 1998 from 83.4% in 1997. The decrease was related to increased utilization of available resources and higher pricing for professional services..

         TOTAL COST OF SALES AND SERVICES. Total cost of sales and services increased by 49.5% to $17.8 million for the year ended December 31, 1998, compared to $11.9 million in 1997. The increase in total cost of sales and services is attributable to higher hardware cost in the amount of $3.8 million, and an increase of $1.9 million in personnel cost associated with higher sales volume in 1998.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses include the cost of the Company's finance, human resources, information services, and administrative functions. General and administrative expenses increased 43.2% to $6.5 million for the year ended December 31, 1998, compared to $4.6 million in 1997. This increase was primarily due to $753,000 of expenses associated with new offices in the United Kingdom and Australia which were opened during the second half of 1997, $280,000 in additional salaries and benefits due to increases in administrative personnel related to an expanding workforce and client base, and approximately $833,000 of additional communication, recruiting, insurance, travel, equipment and office expenses as a result of more employees. General and administrative expenses as a percentage of total revenue decreased to 19.4% for the year ended December 31, 1998 from 24.5% in 1997.

         RESEARCH AND DEVELOPMENT. Research and development expenses include costs associated with the development of new products and enhancements of existing products. Such expenses consist primarily of employee salaries and benefits, consulting expenses (including amounts paid to subcontractors for development work), and the cost of development software and hardware. Research and development expenses increased 12.1% to $2.3 million during the year ended December 31, 1998, compared to $2.0 in 1997. This increase was primarily due to ongoing development of the WebOrder, UNIX and Windows NT products and existing product enhancements. Research and Development expenses as a percentage of computer software license fees were 19.5% for the year ended December 31, 1998 and 39.6% in 1997. This decrease is due to license revenues increasing at a faster rate than development costs.

         SALES AND MARKETING. Sales and marketing expenses include personnel costs, sales commissions related to the sale and marketing of the Company's products and services, and the cost of advertising, public relations and participation in industry conferences and trade shows. Sales and marketing expenses increased by 64.0% to $2.4 million for the year ended December 31, 1998, compared to $1.5 in 1997. This increase resulted from increased sales, modifications to the Company's sales commission plan and expanded marketing and advertising programs. Sales and marketing expenses as a percentage of total revenue decreased to 7.2% for the year ended December 31, 1998 from 7.9% for the year ended December 31, 1997.

         INCOME (LOSS) FROM OPERATIONS. As a result of the foregoing factors, the Company's income from operations increased by $6.0 million to $4.7 million for the year ended December 31, 1998 as compared to a loss of $1.3 million for the year ended December 31, 1997.

         OTHER INCOME (EXPENSE), NET. Net interest expense, which includes interest on the $12.0 million aggregate principal amount of Convertible Debentures held by the Lenders, amortization of original discount ("OID") related to the conversion feature of the Convertible Debentures and interest income on available cash, decreased 18.0% to $1.7 million for the year ended December 31, 1998, compared to $2.1 million in 1997. The decrease was due to a reduction of OID which was fully amortized as of June 30, 1997. No OID amortization was recorded for the year ended December 31, 1998. See "Liquidity and Capital Resources" and Notes 6(a) and 6(b) of Notes to Consolidated Financial Statements.

         PRO FORMA INCOME TAX (EXPENSE) BENEFIT. The pro forma effective tax rate for the year ended December 31, 1998 was a provision of 40.5% compared to a benefit of 28.2% in 1997. Effective pro forma income tax rates differ from the federal statutory rates because of the following: (i) OID is not deductible for federal and state income tax purposes; (ii) the effect of state income taxes; and (iii) the full valuation of net losses of foreign subsidiaries. Also, pro forma effective rates vary between periods because of the differing effects the OID and net losses of foreign subsidiaries have on pro forma income before income taxes.

         PRO FORMA NET INCOME (LOSS). As a result of the above factors, the Company's pro forma net income increased by $4.2 million to $1.8 million for the year ended December 31, 1998 from a loss of $2.4 million in 1997.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

         COMPUTER SOFTWARE. Computer software fees decreased 14.3% to $5.1 million for the year ended December 31, 1997, compared to $5.9 million for the year ended December 31, 1996. This change was due to a decrease in revenue from system upgrades of $2.0 million from $4.1 million in 1996 to $2.1 million in 1997, and an increase in new client sales of $1.1 million from $1.9 million in 1996 to $3.0 million in 1997. This increase in new client sales during 1997 was due to changes in the Company's sales process and the addition of new sales resources.

         COMPUTER HARDWARE. Computer hardware revenue increased 10.5% to $8.1 million in 1997, compared to $7.4 million in 1996. Computer hardware revenue relating to new client sales increased 157.6% to $4.5 million for the year ended December 31, 1997, compared to $1.7 million in 1996. Revenue from hardware upgrades decreased by 34.9% to $3.7 million for the year ended December 31, 1997, compared to $5.6 million in 1996.

         SUPPORT. Support revenue increased 1.5% to $4.1 million during the year ended December 31, 1997, compared to $4.0 million in 1996. This increase primarily resulted from the addition of new clients.

         SERVICES. Services revenue increased 11.4% to $1.3 million in 1997, compared to $1.2 million in 1996. This increase was primarily due to additional software modifications for new and existing clients and a greater demand for consulting services.

         TOTAL REVENUE. Total revenue increased 0.7% to $18.7 million in 1997, compared to $18.5 million in 1996. New client sales increased 107.2% to $7.5 million in 1997 from $3.6 million for the year ended December 31, 1996. Revenue from client system and component upgrades decreased by 40.9% to $5.7 million for the year ended December 31, 1997, compared to $9.7 million for 1996.

         COST OF COMPUTER SOFTWARE. Cost of computer software increased 157.3% to $1.5 million in 1997, compared to $584,000 in 1996. This increase resulted from the addition of personnel required to support new client sales volume. Cost of computer software as a percentage of total revenue increased to 8.1% from 3.2% for the year ended December 31, 1996. Cost of computer software as a percentage of computer software revenue increased to 29.6% from 9.9% in 1996. This increase was primarily due to the increase in personnel during 1997 to accommodate future anticipated sales.

         COSTS OF COMPUTER HARDWARE. Cost of computer hardware increased 3.5% to $6.0 million during the year ended December 31, 1997, compared to $5.8 million in 1996. This increase was related to the 10.5% increase in computer hardware revenue from 1996. Cost of computer hardware as a percentage of total revenue increased to 32.2% from 31.3% in 1996. Cost of computer hardware as a percentage of computer hardware revenue decreased to 73.8% from 78.8% for the year ended December 31, 1996. This decrease primarily resulted from an increase in new client sales, which generally provide higher computer hardware gross margins than those for upgrade sales, and the sale of third-party computer software utilities, which are sold at higher margins than computer hardware system components.

         COST OF SUPPORT. Cost of support increased 4.1% to $3.3 million in 1997, compared to $3.1 million in 1996, due to the addition of personnel to support new clients and the cost of MACS user documentation distributed to clients during 1997. Cost of support as a percentage of total revenue increased to 17.5% from 17.0% in 1996. Cost of support as a percentage of support revenue increased to 79.8% from 77.8% in 1996.

         COST OF SERVICES. Cost of services increased 22.4% to $1.1 million in 1997, compared to $902,000 in 1996. This increase was primarily due to the hiring of additional professional services personnel during 1997 and a greater allocation of programming personnel utilized for custom programming. Cost of services as a percentage of total revenue increased to 5.9% in 1997 from 4.9% in 1996. Cost of services as a percentage of services revenue increased to 83.4% from 75.9% in 1996. The increase was due to utilization of newly trained professional services personnel in 1997.

         TOTAL COST OF SALES AND SERVICES. Total cost of sales and services increased by 14.0% to $11.9 million for the year ended December 31, 1997, compared to $10.4 million in 1996. This increase resulted primarily from the increase in new clients during 1997.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased 4.4% to $4.6 million for the year ended December 31, 1997, compared to $4.8 million during 1996. This was related to a decrease in bad debt expense of $285,000 offset by increased expenses associated with new offices in the United Kingdom and Australia totaling $300,000, and $185,000 relating to other administrative expenses. The significant account receivable write-offs in 1997 were primarily attributable to (i) a $382,000 write off of remaining outstanding invoices and advances to a former distributor of the Company's products and (ii) an additional $103,000 write off based on a year-end analysis of outstanding accounts receivable. General and administrative expenses as a percentage of total revenue decreased to 24.5% in 1997 from 25.8% in 1996.

         RESEARCH AND DEVELOPMENT. Research and development expenses decreased 10.8% to $2.0 million in 1997, compared to $2.3 million in 1996. As a percentage of computer software license fee revenue, research and development expenses increased to 39.6% in 1997, compared to 38.0% in 1996, as a result of reduced computer software license fee revenue.

         SALES AND MARKETING. Sales and marketing expenses increased 51.2% to $1.5 million in 1997, compared to $980,000 in 1996, primarily as a result of increases in sales personnel and commissions associated with the increase in new client computer software revenue. Also in 1997, the Company incurred additional expenses associated with establishing a separate marketing department. The marketing function was formerly performed by the sales department. As a percentage of total revenue, sales and marketing expenses increased to 7.9% in 1997, compared to 5.3% in 1996.

         INCOME (LOSS) FROM OPERATIONS. As the result of the above factors, the Company's income (loss) from operations declined by $1.4 million resulting in a $1.3 million loss from operations in 1997, compared to income from operations of $86,000 in 1996. The loss in 1997 resulted from the decline in revenue from system upgrades, as well as expenses associated with opening new offices in the United Kingdom and Australia, and hiring additional support, sales and marketing personnel.

         OTHER INCOME (EXPENSE), NET. Net interest expense decreased by 18.4% to $2.1 million in 1997, compared to $2.5 million in 1996. This decrease was due to a reduction of OID which was fully amortized as of June 30, 1997. See "Liquidity and Capital Resources" and Notes 6(a) and 6(b) of Notes to Consolidated Financial Statements.

         PRO FORMA INCOME TAX (EXPENSE) BENEFIT. The pro forma effective tax rate for the year ended December 31, 1997 was a benefit of 28.2% compared to a benefit of 14.7% for the year ended December 31, 1996. Effective pro forma income tax rates differ from the federal statutory rates because of the following: (i) OID is not deductible for federal and state income tax purposes;
(ii) the effect of state income taxes; and (iii) the full valuation of net losses of foreign subsidiaries. Also, pro forma effective rates vary between periods because of the differing effects the OID and net losses of foreign subsidiaries have on pro forma income before income taxes.

         PRO FORMA NET INCOME (LOSS). As a result of the above factors, the Company's pro forma net loss for the year ended December 31, 1997 increased by $329,000 to $2.4 million from $2.1 million in 1996.

SEASONALITY

         The Company generally has realized lower revenue in the fourth quarter of the year than in the other quarters. The Company believes that this has been due primarily to the tendency of many of the Company's clients to avoid implementing a new system or an upgrade of an existing system during the holiday season, typically the busiest time of year for substantially all of the Company's clients. Due to all of the foregoing factors, the Company believes that period to period comparisons of its operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance.

LIQUIDITY AND CAPITAL RESOURCES

         On December 19, 1994, the Company entered into a Debenture Purchase Agreement (the "Debenture Agreement") with the Lenders in connection with the Convertible Debentures. Principal on the Convertible Debentures was payable in two equal installments of $6.0 million on December 1, 1999 and December 1, 2000, and bore interest at 10% through June 30, 1997 and began accruing interest at 15% thereafter. Interest was payable quarterly in arrears and commenced on March 31, 1995. The Debenture Agreement provided for a default rate of interest of 20% on all principal amounts not paid within 15 days of the date due. At December 31, 1998, the Company was not in compliance with certain debt covenants. The Lenders waived all applicable default remedies pertaining to the interest payments they were entitled to enforce against the Company under the Debenture Agreement and waived compliance by the Company with respect to such covenants through the consummation of an initial public offering. In order to maintain sufficient working capital for the Company's needs, the Company agreed with the Lenders to defer all interest and principal payments due or payable through consummation of an initial public offering.

         On June 30, 1997, the Convertible Debentures became convertible at the option of a majority in interest of the Lenders into the 22,556.14 shares of convertible participating preferred stock, par value $0.01 per share (the "Convertible Preferred Stock") and the Redeemable Preferred Stock. The fair value of the conversion features of the Convertible Debentures was determined to be $3.5 million based on the difference between the stated interest rates and the estimated market rate of such Debentures upon the date of issuance. This amount is included in additional paid-in capital in the accompanying consolidated balance sheets, with the resulting OID on the loan being amortized from the date of issuance through June 30, 1997. Non-cash interest expense related to the amortization of the OID was $1,378,276 and $679,697 in 1996 and 1997, respectively. See Note 6(b) of Notes to Consolidated Financial Statements.

         During the past three fiscal years, the Company has financed its operations and growth with funds generated by operations. At December 31, 1998, the Company's primary sources of liquidity consisted of cash, cash equivalents and short-term investments totaling $1.6 million.

         The Company's operating activities have provided cash for years ended December 31, 1998, 1997 and 1996, of $2.7 million, $543,000, and $86,000, respectively. For the year ended December 31, 1998, the Company's operating cash was provided by net income, continued deferral of interest payments due under the Convertible Debentures, client deposits received in advance of recognized revenue, and increased accounts payable and accrued expenses partially offset by increases to accounts receivable. In 1997 and 1996, the Company's primary source of operating cash was provided by the deferral of interest payments due under the Convertible Debentures.

         Cash used in investing activities was approximately $585,000, $234,000, and $251,000, for years ended December 31, 1998, 1997, and 1996, respectively. This cash was used for capital expenditures in the ordinary course of business. The Company's capital expenditures relate primarily to purchases of computers, printers and software to support the Company's operations, as well as furniture, fixtures and leasehold improvements. The Company expects its rate of purchases of property and equipment will increase as its employee base grows.

         For the year ended December 31, 1998, cash used in financing activities totaled $623,000, which consisted of distributions to stockholders and deferred offering costs. Cash used in financing activities totaled $200,000 in 1997, which consisted of repayment of advances from officers made during 1996. During 1996, financing activities provided $225,000 through advances from officers and repayment of employee loans.

         As of December 31, 1998, the Company had working capital of approximately $3.9 million as compared to working capital of approximately $16,000 at December 31, 1997. The change in working capital from December 31, 1997 to December 31, 1998, resulted primarily from an increase in current assets of $5.5 million due to cash generated from operations and increases in accounts receivable and inventory, offset by an increase in current liabilities of $1.6 million due to increases in accounts payable, accrued expenses and deferred revenue. Accounts receivable increased by approximately $4.0 million from December 31, 1997 to December 31, 1998. This increase was primarily attributable to $5.4 million increase in sales between the fourth quarter of 1998 and the fourth quarter of 1997. Deferred revenue increased by approximately $782,000 from December 31, 1997 to December 31,1998. The increase for the year ended December 31, 1998 compared to 1997 was primarily due to higher new client sales activity in 1998. Deferred revenue represents amounts billed to clients for which revenue may not be recognized

         On January 29, 1999, the Company and selling shareholders sold 4,410,000 shares of its Common Stock in an initial public offering from which the Company received proceeds of $44,640,000 net of underwriter commissions. At that time, the Debentures were converted into the Convertible Preferred Stock and the Redeemable Preferred Stock. Contemporaneous with the offering and pursuant to the terms of the Convertible Preferred Stock, the Lenders converted the Convertible Preferred Stock into 2,255,614 shares of Common Stock.

         On February 3, 1999, the Company redeemed in full the Redeemable Preferred Stock for $12,000,000 and paid accrued interest in the amount of $4,665,000.

         On February 26, 1999, the underwriter exercised the option to purchase 661,500 additional shares of the Company's common stock from which the Company received proceeds of $7,382,340.

         Based on the IBO proceeds, payment of outstanding convertible debt, increased sales in 1998 and the Company's anticipated operating results, management believes there is sufficient funding to meet its operating expenditures.

         The Company may, in the future, acquire businesses or products complementary to the Company's business, or otherwise obtain the right to use complementary technologies, although there can be no assurance that any such acquisitions will be made. The need for cash to finance additional working capital or to make acquisitions may cause the Company to seek additional equity or debt financing. There can be no assurance that such financing will be available, or that the Company's need for higher levels of working capital will not have a material adverse effect on the Company's business, financial condition or results of operations.

YEAR 2000 COMPLIANCE

         Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the Year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, prior to January 1, 2000, computer systems and/or software used by many companies may need to be upgraded to comply with such Year 2000 requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. The original design of MACS featured a four position century field which provided century independence. The only exception to this feature was the GTS programs developed by a third-party provider and incorporated into MACS to provide general ledger and accounts payable functions.

         The Company's MACS products have been determined to be fully Year 2000 compliant, except for the GTS program. The Company performed tests of all major functionality within the MACS family of software products, specifically those areas which utilize date fields. GTS provided Year 2000 compliant code to the Company in September 1998. With respect to the GTS programs, the Company has identified all changes necessary to integrate the Year 2000 compliant code into MACS. The Company completed the internal functional integration and made available compliant code for supported MACS versions in March 1999. Total expenditures for time and materials to implement such changes were less than $40,000.

         The Company has also reviewed all material vendor systems for Year 2000 compliance and, except as indicated below, either confirmed that these systems are Year 2000 compliant or obtained Year 2000 compliance statements from the respective vendor. All of the Company's network software is Year 2000 compliant except NT Server 4.0, Backoffice Server and Raptor Firewall. All of the Company's desktop software is Year 2000 complaint except Windows 95, Visual C++, Visual Basic and Word 6.0. With respect to such noncompliant software, the Company expects to obtain updated revisions which are compliant early in 1999. The Company anticipates total expenditures for time and materials to make such systems Year 2000 compliant to be approximately $10,000. In addition, the Company has reviewed all of its internal systems including its hardware and software systems, its embedded systems, networks, accounting systems, and development, testing, training and demonstration platforms for Year 2000 compliance. The Company has upgraded all internal systems to Year 2000 compliant operating system versions where compliance statements were not provided for such systems. There were no material costs incurred by the Company in connection with testing its vendor or internal systems. All of the Company's non-IT systems are Year 2000 compliant. Any failure of the Company or its suppliers or clients to be Year 2000 compliant, however, could result in a material adverse effect on the Company's business, financial condition and results of operations.

ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 requires all items to be recognized under accounting standards as components of comprehensive income to be reported in a separate financial statement. The adoption of SFAS No. 130 did not have a significant impact on the Company's financial reporting.

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. The adoption of SFAS No. 131 did not have a significant impact on the Company's financial reporting.

         In March 1998, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position 98-5 (SOP 98-5) "Reporting on the Costs of Start-Up Activities." Pursuant to the provisions of SOP 98-5, all costs associated with start-up activities, including organizational costs, should be expensed as incurred. Companies that previously capitalized such costs are required to write-off the unamortized portion of such costs as a cumulative effect of a change of accounting principle. The Company had an immaterial amount of these costs and the adoption of SOP 98-5 did not have a significant impact on the Company's financial statements.

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company does not believe that the adoption of SFAS No. 133 will have a significant impact on the Company's financial reporting.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Management believes the risk of loss arising from adverse changes in interest rates, foreign currency exchange rates, commodity prices and other relevant market rates and prices, such as equity prices, if any, is immaterial.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Company's consolidated financial statements as of December 31, 1998 and 1997 and for each of the years in the three year period ended December 31, 1998, and the respective notes thereto, are set forth elsewhere in this report. An index of these financial statements appears in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The executive officers and directors of the Company, their ages and their positions with the Company are as follows:

NAME                                                 AGE    POSITION
----                                                 ---    --------
Allan J. Gardner.................................    53     Co-Chairman of the Board and Executive Vice
                                                            President--Chief Technology Officer
Wilburn W. Smith.................................    58     Co-Chairman of the Board and Executive Vice
                                                            President--Sales
Gary G. Hegna....................................    58     President, Chief Executive Officer and Director
Martin K. Weinbaum...............................    37     Chief Financial Officer, Vice President--Finance
Timothy Edkin....................................    46     Vice President--Product Development
Sharon Gardner...................................    32     Vice President--Marketing
Deborah L. Longo.................................    39     Vice President--Client Support Services
Francis H. Zenie.................................    64     Director
Jacqueline C. Morby..............................    61     Director
James J. Felcyn..................................    56     Director


         ALLAN J. GARDNER, a co-founder of the Company, has served in a variety of capacities during his tenure with the Company. From December 1988 to April 1996, Mr. Gardner served as Vice President and Secretary. From January 1997 to the present, Mr. Gardner has served as Executive Vice President--Advanced Technologies. From December 1994 until the present, Mr. Gardner has served as a director of the Company, becoming Co-Chairman of the Board in May 1996. During his tenure with the Company, Mr. Gardner has also been the chief architect of the Company's software products. From 1980 to 1988, Mr. Gardner was President of BSA Incorporated ("BSA"), a catalog management software company. BSA was acquired by Acxiom Corp. in 1986. Mr. Gardner served on Acxiom's Board of Directors from 1986 to 1988. Since 1966, Mr. Gardner has worked in the data processing industry, and since 1980 exclusively in the direct marketing segment of the non-store marketing industry. Sharon Gardner, the Company's Vice President--Marketing, is Mr. Gardner's daughter.

         WILBURN W. SMITH, a co-founder of the Company, has served in a variety of capacities during his tenure with the Company. From December 1988 to April 1996, Mr. Smith has served as President and Treasurer of the Company. From November 1996 to the present, Mr. Smith has served as Executive Vice President - Sales. From December 1994 to the present, he has served as a director of the Company, becoming Co-Chairman of the Board in May 1996. Since his tenure with Bell Labs, now known as Lucent Technologies, in the early 1960's, Mr. Smith has worked exclusively in the direct marketing industry. Prior to his tenure with the Company, Mr. Smith was a founder of Brook Smith Associates, the predecessor company of BSA, and owned and managed several other direct marketing companies.

         GARY G. HEGNA has served as the President, Chief Executive Officer and a director of the Company since April 1996. Mr. Henna also serves as Chairman of Smith-Gardner UK and Smith-Gardner Australia. From January 1992 to February 1996, Mr. Henna served as the Chairman, President and Chief Executive Officer of OpenConnect Systems, Inc., a software company based in Dallas, Texas. From January 1987 to January 1992, Mr. Henna served as President and Chief Executive Officer of ICL North America, a Dallas based manufacturer of computer systems and telecommunications equipment. Mr. Henna has also served in various management and executive roles for Xerox Corporations, Data General Corporation, Prime Computer Incorporated and Encore Computer.

         MARTIN K. WEINBAUM has served as the Company's Vice President--Finance and Chief Financial Officer since January 1997, and the Company's Secretary and Treasurer since May 1996. Since October 1997, Mr. Weinbaum has served as a director of Smith-Gardner UK and Smith-Gardner Australia. From October 1994 to March 1995, Mr. Weinbaum served as Controller of MediBar Medical Industries, a diagnostic medical services provider located in Boca Raton, Florida. From January 1994 to October 1994, Mr. Weinbaum served as the Chief Financial Officer of Interactive Technologies Company, a pet food wholesale company located in Fort Lauderdale, Florida. From November 1989 to December 1993, Mr. Weinbaum served as the Vice President -- Finance and Chief Financial Officer of Aspen Marine Group/Hawk Marine Power, a high performance engine and boat manufacturer located in Greenback, Tennessee. From 1984 to 1988, Mr. Weinbaum, who is a certified public accountant, engaged in public accounting with the firms of Levitsky & Berney, P.C. and Coopers & Lybrand.

         TIMOTHY EDKIN has served as the Company's Vice President -- Product Development since July 1996. Mr. Edkin's responsibilities include coordinating the design, development, testing and delivery of the Company's MACS software. Prior to joining the Company, Mr. Edkin was a consultant to Computer Perfection, a software support company located in Boca Raton, Florida, from October 1994 to April 1996. From December 1982 to October 1994, Mr. Edkin served as the Director of MIS-Support and Development of Business Application Software for Siemens, AG, a telephone interconnect company located in Boca Raton, Florida.

         SHARON GARDNER has served as the Vice President -- Marketing of the Company since September 1997. Ms. Gardner's responsibilities include coordinating the Company's marketing, communications, advertising, training, documentation, professional services and product management functions. From September 1990 to September 1997, Ms. Gardner was the Company's Vice President -- Client Services. From September 1985 to September 1990, Ms. Gardner served in marketing and client services capacities in a catalog fulfillment house. Allan
J. Gardner, the Company's Co-Chairman, is Ms. Gardner's father.

         DEBORAH L. LONGO has served as the Company's Vice President -- Client Support Services since August 1997. Ms. Longo's responsibilities include coordinating the Company's client support and installation functions. From May 1994 to September 1997, Ms. Longo served as Director of Client Services for MorTech, a software company located in Little Rock, Arkansas. From July 1986 to May 1994, Ms. Longo held various positions including Group Director, Client Services, with Acxiom Corp., a software company located in Ocean, New Jersey.

         FRANCIS H. ZENIE became a director of the Company in December 1998. From 1981 to September 1996, Mr. Zenie served as President, Chief Executive Officer and a director of Zymark Corporation, a provider of laboratory automation solutions. Mr. Zenie presently serves as a director of CogniToy LLC, InSite Marketing Technology, Inc., Kinematix Incorporated, Process Packaging & Control, Inc., Sensors for Medicine and Science, Inc. and SEQ Ltd.

         JACQUELINE C. MORBY became a director of the Company in February 1999. Since 1978, Ms. Morby has served as Associate, General Partner and now Managing Director of TA Associates, Inc., the managing general partner of various venture capital entities which provided financing to the Company in the past and currently hold in the aggregate approximately 18% of the Company's outstanding Common Stock. Ms. Morby presently serves as a director of ANSYS, Inc., Boron, LePore & Associates, Inc., NxTrend Technologies, Inc., HVL, Inc. and Pacific Life Insurance Company.

         JAMES J. FELCYN, JR. became a director of the Company in March 1999. Since July 1994, Mr. Felcyn has served as the Chief Financial Officer and Treasurer of Citrix Systems, Inc. ("Citrix"), a leading provider of thin client/server system software. Prior to joining Citrix, beginning in April 1994, Mr. Felcyn served as Chief Financial Officer of NDL Products, Inc. ("NDL"), a manufacturer of sporting goods. Mr. Felcyn accepted the position of Chief Financial Officer at the request of the secured lender of NDL, and as a condition to debtor-in-possession financing for NDL, which filed a Chapter 11 bankruptcy proceeding in the United States Bankruptcy Court for the Southern District of Florida. Mr. Felcyn served as Vice President -- Finance of Boca Research, Inc., a manufacturer of computer peripheral products, from April 1992 to December 1993. From January 1992 to April 1992, Mr. Felcyn served as Controller of Boca Research, Inc. From April 1991 to January 1992, Mr. Felcyn was employed by World Omni Financial Corp., an automobile finance and leasing company, where he served as Director of Operations Accounting. Mr. Felcyn is a Certified Public Accountant. Mr. Felcyn currently serves on the Board of Directors of Equinox Systems, Inc. (NASDAQ:EQNX), a designer and marketer of server-based communications products.

         The Board is divided into three classes, each of whose members will serve for a staggered three-year term. The Board consists of two Class I Directors (Ms. Morby and Mr. Zenie), two Class II Directors (Mr. Henna and Mr. Felcyn) and two Class III Directors (Messrs. Smith and Gardner). At each annual meeting of shareholders, a class of directors will be elected for a three-year term to succeed the director or directors of the same class whose terms are then expiring. The initial terms of the Class I Directors, Class II Directors and Class III Directors expire upon the election and qualification of successor directors at the annual meeting of shareholders held during the calendar years 2000, 2001 and 2002, respectively. Each officer of the Company serves at the discretion of the Board.

BOARD COMMITTEES

         In February 1999, the Board established an Audit Committee and a Compensation Committee, each of which is comprised of two of the Board's independent directors, Mr. Zenie and Ms. Morby. The Audit Committee and the Compensation Committee have yet to meet in 1999. The Audit Committee has responsibility for reviewing audit plans and discussing audit work, internal controls and related matters with the Company's independent public accountants, reviewing the annual audit report and any accompanying recommendations and nominating independent public accountants to perform the annual audit. The Compensation Committee has responsibility for reviewing the compensation of the Company's executive officers, making recommendations to the Board and administering the Plans.

         The Board may from time to time establish certain other committees to facilitate the management of the Company.

DIRECTOR COMPENSATION

         As compensation for serving on the Board, directors who are not also employees of the Company will receive an annual fee of $5,000, $750 for each meeting of the Board or any committee thereof in which they participate in person, an initial grant of options to purchase 15,000 shares of Common Stock pursuant to the 1998 Stock Option Plan, and options to purchase 5,000 shares of Common Stock to be awarded annually thereafter.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During the fiscal year ended December 31, 1998, the Company had no Compensation Committee or other committee of the Board performing similar functions. Decisions concerning compensation of executive officers were made by the Board of Directors of the Company consisting of Messrs. Gardner, Henna and Smith.

ITEM 11.  EXECUTIVE COMPENSATION.

         The following table presents certain information concerning compensation paid or accrued by the Company for services rendered during the fiscal years ended December 31, 1998 and 1997 by the Company's Chief Executive Officer and the four other most highly compensated executive officers of the Company (collectively, the "Named Executive Officers").

                                            SUMMARY COMPENSATION TABLE

                                                                                                LONG-TERM
                                                                                               COMPENSATION
                                                                             ANNUAL           --------------
                                                                        COMPENSATION(1)         SECURITIES
                                                                    ----------------------      UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION                               YEAR       SALARY        BONUS          OPTIONS      COMPENSATION(2)
---------------------------                               ----      --------      --------      ----------     --------------
Gary G. Henna ......................................      1998      $225,000      $ 82,000       200,000         $     --
President and Chief Executive Officer
Allan J. Gardner ...................................      1998       250,000            --            --               --
Executive Vice President--Chief Technology Officer
Wilburn W. Smith ...................................      1998       250,000            --            --               --
Executive Vice President--Sales
Timothy Edkin ......................................      1998       112,875            --        77,017(3)         3,787
Vice President--Product Development
Sharon Gardner .....................................      1998       108,792            --       110,021(4)         3,658
Vice President-- Marketing



------------------

(1) The column for "Other Annual Compensation" has been omitted because there is no compensation required to be reported in such column. The aggregate amount of perquisites and other personal benefits provided to each Named Executive Officer is less than 10% of the total annual salary and bonus of such officer.
(2) Represents cash payments to the respective Names Executive Officer under the Company's Profit Sharing Plan.
(3) Consists of 113 options issued at an exercise price of $2.53 per share, and 76,904 options issued at $12.00 per share.
(4) Consists of 105 options issued at an exercise price of $2.53 per share, and 109,916 options issued at $12.00 per share.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth certain information for the fiscal year ended December 31, 1998, with respect to grants of stock options to each of the Named Executive Officers.

                                         OPTION GRANTS IN LAST FISCAL YEAR

                                                                                            POTENTIAL REALIZABLE
                                                                                              VALUE AT ASSUMED
                                                                                             ANNUAL RATES OF
                                                % OF TOTAL                                      STOCK PRICE
                                 NUMBER OF       OPTIONS                                     APPRECIATION FOR
                                 SECURITIES     GRANTED TO    EXERCISE                         OPTION TERM(2)
                                 UNDERLYING      EMPLOYEES    OR BASE      EXPIRATION  ---------------------------
NAME                              OPTIONS     IN FISCAL YEAR   PRICE(1)       DATE           5%            10%
----                             ----------   --------------  --------    -----------  ------------   ------------
Gary G. Hegna ...........         200,000            29%          --            (3)      $3,855,427    $6,181,323
Allan J. Gardner ........              --            --           --            --               --            --
Wilburn W. Smith ........              --            --           --            --               --            --
Timothy Edkin ...........          77,017            12%          (4)           (5)       1,484,667     2,380,335
Sharon Gardner ..........         110,021            16%          (6)           (7)       2,120,890     3,400,376



----------

(1) Except as otherwise indicated, the exercise price of all outstanding options granted in the fiscal year ended December 31, 1998 is $12.00 per share.
(2) The dollar amounts under these columns represent the potential realizable value of each option granted, assuming that the market price of the Common Stock appreciates in value from the date of grant at the 5.0% and 10.0% annual rates of appreciation presented and therefore are not intended to forecast possible future appreciation, if any, of the price of the Common Stock. The initial public offering price of $12.00 per share is used as the starting point in calculating the referenced 5% and 10% rates of appreciation.
(3)   All 200,000 options expire on June 29, 2008.
(4) The exercise price for 113 shares of Common Stock subject to options granted in the fiscal year ended December 31, 1998 is $2.53 per share.
(5) Of the 77,017 options, 158 expire on December 14, 2008, 113 expire on April 14, 2008, 116 expire on July 14, 2008, 118 expire on October 14, 2008 and 76,512 expire on June 29, 2008.
(6) The exercise price for 105 shares of Common Stock subject to options granted in the fiscal year ended December 31, 1998 is $2.53 per share.
(7) Of the 110,021 options, 105 expire on April 14, 208, 109,534 expire on June 29, 2008, 108 expire on July 14, 2008, 118 expire on October 14, 2008 and 156 expire on December 14, 2008.

OPTION HOLDINGS AND FISCAL YEAR END OPTION VALUES

         The following table sets forth information regarding stock options held by the Named Executive Officers at December 31, 1998.

                OPTION HOLDINGS AND FISCAL YEAR END OPTION VALUES

                                                         NUMBER OF SECURITIES               VALUE OF UNEXERCISED
                                                         UNDERLYING UNEXERCISED              IN-THE-MONEY OPTIONS
                                                      OPTIONS AT DECEMBER 31, 1998         AT DECEMBER 31, 1998(1)
                                                     ------------------------------    -----------------------------
NAME                                                 EXERCISABLE      UNEXERCISABLE    EXERCISABLE     UNEXERCISABLE
----                                                 -----------      -------------    -----------     -------------
Gary G. Hegna...............................            339,708           354,413      $2,197,908        $2,293,049
Allan J. Gardner............................                 --                --              --                --
Wilburn W. Smith............................                 --                --              --                --
Timothy Edkin...............................             12,202            88,190          78,945           570,591
Sharon Gardner..............................             27,634           122,749         178,789           794,183


----------

(1) There was no public trading market for the Common Stock as of December 31, 1998. Accordingly, these values are based on the estimated fair market value of the Common Stock of $4.53 per share for options issued before June 30, 1998, and the initial public offering price of $12.00 per share for options issued thereafter.

STOCK OPTION PLANS

         Under the 1996 Stock Option Plan, 850,000 shares of Common Stock are reserved for issuance upon the exercise of stock options granted thereunder. Under the 1998 Stock Option Plan (together with the 1996 Stock Option Plan, the "Plans"), 1,500,000 shares of Common Stock are reserved for issuance upon the exercise of stock options granted thereunder. The Plans are designed as a means to attract, retain and motivate directors and key employees. The Board has established a Compensation Committee consisting of two of its independent directors, Ms. Morby and Mr. Zenie, to administer and interpret the Plans.

         Options are granted under the respective Plans on such terms and at such prices as determined by the Board or the Compensation Committee. Each option is for a term of not less than five years or more than ten years, as determined by the Board or the Compensation Committee. However, in the event of a change of control (as such term is defined in the respective Plans), all outstanding options become immediately exercisable. Options granted under the Plans are not transferable other than by will or by the laws of descent and distribution.

         The Company has outstanding options to purchase an aggregate of 811,413 shares of Common Stock under the 1996 Stock Option Plan at January 15, 1999. The exercise price of options to purchase 776,300 shares of such Common Stock is $2.53 per share, while the exercise price of options to purchase the remaining 35,113 shares of such Common Stock is $12.00 per share.

         Under the 1998 Stock Option Plan, 1,500,000 shares of Common Stock are reserved for issuance upon the exercise of stock options granted thereunder. As of January 15, 1999, the Company has granted under the 1998 Stock Option Plan options to purchase an aggregate of 802,041 shares of Common Stock at an exercise price of $12.00 per share. Options to purchase an aggregate of 538,003 shares of Common Stock have been granted to executive officers of the Company as follows: 200,000 options to Mr. Henna, 72,124 options to Mr. Weinbaum, 109,534 options to Ms. Gardner, 76,512 options to Mr. Edkin and 79,833 options to Ms. Longo. Such options become exercisable at the rate of 25% on the first anniversary of the date of grant and at the rate of 6.25% per quarter thereafter.

401(k) PLAN AND PROFIT SHARING PLAN

         The Company currently maintains a 401(k) employee savings retirement plan (the "401(k) Plan") which is intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan covers Company employees who, as of the enrollment eligibility dates under the 401(k) Plan, are at least 21 years of age and elect to participate in the 401(k) Plan. All Company contributions to the 401(k) Plan vest immediately. Benefits will normally be distributed to an employee upon (i) the employee reaching age 59 1/2; (ii) the employee's retirement; (iii) the employee's death or disability;
(iv) the termination of the employee's employment with the Company; (v) the termination of the 401(k) Plan or (vi) a requested withdrawal due to financial hardship. The Company also maintains a profit sharing plan (the "Profit Sharing Plan"). Pursuant to the Profit Sharing Plan, the Company has discretion to issue cash awards and/or stock options to employees at the end of each quarter based on a percentage of their salary.

EMPLOYMENT CONTRACTS

         The Company has no employment agreements with any of its executive officers. However, the Company has entered into standard non-competition agreements with each of its executive officers except for Messrs. Smith and Gardner who have executed separate non-competition agreements. The standard agreements provide that during such executive officer's employment with the Company, such executive officer will not (i) engage, directly or indirectly, in activities which are competitive with the business of the Company or (ii) solicit, directly or indirectly, any employees or customers of the Company to terminate their relationship with the Company. As to Messrs. Smith and Gardner, each has agreed to not compete with the Company or solicit any employees of the Company for three years following termination of employment with the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information with respect to the beneficial ownership of shares of the Company's Common Stock as of March 15, 1999, and as adjusted to reflect the sale of the shares in the Offering, and the conversion of all of the outstanding shares of Redeemable Preferred Stock of the Company into shares of Common Stock, by: (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of the Common Stock;
(ii) each director of the Company; (iii) each Named Executive Officer; and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated below, to the knowledge of the Company, all persons listed below have sole voting and investment power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under applicable law.

                                                                       SHARES BENEFICIALLY
                                                                              OWNED(2)
                                                                      ----------------------
NAME AND ADDRESS(1)                                                     NUMBER       PERCENT
-------------------                                                   ----------     -------
Allan J. Gardner ................................................      2,300,000      15.9%
Wilburn W. Smith ................................................      2,300,000      15.9%
Gary G. Hegna (3) ...............................................        329,412       2.6%
Martin K. Weinbaum (4) ..........................................         16,397        *
Timothy Edkin (5) ...............................................         13,691        *
Sharon Gardner (6) ..............................................         30,182        *
Deborah L. Longo (7) ............................................          8,800        *
Francis H. Zenie ................................................              0        *
Jacqueline C. Morby .............................................          2,447        *
James J. Felcyn (8) .............................................              0        *
TA Associates, Inc. (9) .........................................      2,171,028      15.1%
Chestnut Capital International III Limited Partnership(9) .......         84,586        *
All directors and executive officers as a group (7 persons) .....      5,000,929      41.1%



----------

 *    Less than 1.0% of outstanding shares.

(1) Unless otherwise indicated, the address of each of the parties listed is 1615 South Congress Avenue, Delray Beach, Florida 33445-6368.
(2) Pursuant to the rules of the Commission, certain shares of the Company's Common Stock that a beneficial owner has the right to acquire within 60 days of the date hereof pursuant to the exercise of stock options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such owner but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

 (3) Consists of 339,708 shares of Common Stock subject to options which are exercisable prior to May 15, 1999.
 (4) Consists of 14,637 shares of Common Stock subject to options which are exercisable prior to May 15, 1999.
 (5) Consists of 12,202 shares of Common Stock subject to options which are exercisable prior to May 15, 1999.
 (6) Consists of 27,634 shares of Common Stock subject to options which are exercisable prior to May 15, 1999.
 (7) Consists of 7,521 shares of Common Stock subject to options which are exercisable prior to May 15, 1999.
 (8) In connection with becoming a Director of the Company, Mr. Felcyn was granted options to purchase 15,000 shares of Common Stock, 25% of which are exercisable one year from the date of grant, and the remaining 75% vest in twelve equal successive quarterly installments thereafter.
 (9)  Includes (i)1,127,807 shares of Common Stock owned by Advent VII L.P.,
      (ii) 671,420 shares of Common Stock owned by Advent Atlantic and Pacific II Limited Partnership, (iii) 242,103 shares of Common Stock owned by Advent Industrial II Limited Partnership, (iv) 112,781 shares of Common Stock owned by Advent New York L.P., and (v) 16,917 shares of Common Stock owned by TA Venture Investors, L.P. Advent VII L.P., Advent Atlantic and Pacific II Limited Partnership, Advent Industrial II Limited Partnership, Advent New York L.P., and TA Venture Investors, L.P. are part of an affiliated group of investment partnerships referred to, collectively, as the TA Associates Group. The general partner of Advent VII, L.P. is TA Associates VII, L.P. The general partner of each of Advent New York L.P., and Advent Industrial II Limited Partnership is TA Associates VI, L.P. The general partner of Advent Atlantic and Pacific II Limited Partnership is TA Associates AAP II Partners, L.P. The general partner of each of TA Associates VII, L.P., TA Associates VI, L.P. and TA Associates AAP II Partners, L.P. is TA Associates, Inc. In such capacity, TA Associates, Inc. exercises sole voting and investment power with respect to all of the shares held of record by the named investment partnerships, with the exception of those shares held by TA Venture Investors, L.P.; individually no stockholder, director or officer of TA Associates, Inc. is deemed to have or share such voting or investment power. Principals and employees of TA Associates, Inc. (including Ms. Morby, a director of the Company) comprise the general partners of TA Venture Investors, L.P. In such capacity, Ms. Morby may be deemed to share voting and investment power with respect to the 16,917 shares held of record by TA Venture Investors, L.P. Ms. Morby disclaims beneficial ownership of all shares held of record by TA Venture Investors, L.P. with the exception of 2,447 shares. The address of TA Associates, Inc. is 125 High Street, Boston, Massachusetts 02110.
(10) Includes 84,586 shares of Common Stock held by Chestnut Capital International III Limited Partnership. Messrs. Jonathan J. Flemming, Michael F. Schiaro, Peter A. Schober and John A. Turner are the general partners of MVP Capital Limited Partnership ("MVP"). MVP has voting and investment power to act for Chestnut Capital International III L.P. The address of Chestnut Capital International III Limited Partnership is 175 High Street, Boston, Massachusetts 02110.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

CONVERTIBLE DEBENTURES

         On December 19, 1994, the Company sold Convertible Debentures in an aggregate principal amount of $12.0 million to the Lenders.

Under the terms of the Debenture Agreement, interest accrued on the unpaid principal balance of the Convertible Debentures at the rate of 10% per annum through June 30, 1997, and thereafter at the rate of 15% per annum until December 1, 2000 (the "Maturity Date"), or such earlier date on which the Convertible Debentures are converted into shares of Convertible Preferred Stock of the Company. Interest was payable on the last day of each calendar quarter and the principal balance was payable in two equal installments of $6.0 million on December 1, 1999 and the Maturity Date. The Debenture Purchase Agreement also provided for mandatory prepayment of the entire outstanding principal balance and accrued interest upon certain specified events including the consummation of an initial public offering of the Company's Common Stock.

         Pursuant to the Debenture Agreement, and in connection with the Offering on January 29, 1999, the Lenders converted all of the Convertible Debentures into Convertible Preferred Stock and the Redeemable Preferred Stock. Accordingly, the Lenders received (i) in the aggregate 2,255,614 shares of Common Stock upon the conversion of the Convertible Preferred Stock, and (ii) $12.0 million plus accrued interest upon the redemption of all of the Redeemable Preferred Stock upon the closing of the Offering on February 3, 1999. Jacqueline
C. Morby, a director of the Company, is a Managing Director of T.A. Associates, Inc., which serves as a general partner, directly or indirectly, of each of the Lenders. See Note 9 of "Principal and Selling Shareholders."

         In connection with the sale of the Convertible Debentures, Mr. Smith and Mr. Gardner each received a $5.7 million distribution and Mr. Quigley received a $600,000 distribution from the Company in 1995.

OTHER RELATED PARTY TRANSACTIONS

         On December 31, 1996, Wilburn Smith and Allan Gardner each loaned $100,000 to the Company. These loans, including all accrued interest, were repaid in full in 1997.

         The Company has agreed to issue Promissory Notes to each of Wilburn W. Smith, Allan J. Gardner and Thomas Quigley (the "Founding Shareholders") in an aggregate amount of $850,000, representing the estimated individual income tax liability for the period beginning January 1, 1998 and ending on December 31, 1998. The Company voluntarily revoked its S Corporation status on January 1, 1999 (the "Termination Date").

         In addition, the Founding Shareholders and the Company have entered into an Agreement for Tax Indemnification (the "Tax Indemnification Agreement") dated January 25, 1999. The Tax Indemnification Agreement provides that the Founding Shareholders will indemnify the Company from and against any and all taxes of the Company (i) for any periods ending prior to the Termination Date for which it is determined that the Company was not an S Corporation, and (ii) for any and all taxes arising from adjustments to the Company's tax returns which increase the Company's tax liability for a taxable period ending after such Termination Date and decrease the Founding Shareholders' tax liability for a taxable period ending prior to such Termination Date.

         Any future transactions between the Company and its officers, directors and affiliates will be on terms no less favorable to the Company than can be obtained from unaffiliated third parties. Such transactions with such persons will be subject to approval by a majority of the Company's outside directors or will be consistent with policies approved by such outside directors.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) The following consolidated financial statements are filed as part of this Form 10-K:

       Smith-Gardner & Associates, Inc. Consolidated Financial Statements:

            Independent Auditors Report

            Consolidated Balance Sheets at December 31, 1998 and 1997

            Consolidated Statements of Operations for each of the years in the three year period ended December 31, 1998

            Consolidated Statements of Redeemable Preferred Stock and Stockholders' Deficit for each of the years in the three year period ended December 31, 1998

            Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 1998

            Notes to Consolidated Financial Statements.

   (2) The following financial statement schedules are filed as part of this Form 10-K:

         Schedule I of Valuation and Qualifying Accounts.

   (3) See Exhibit Index included elsewhere herein.

(b)  Reports on Form 8-K:

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 30, 1999
                                               SMITH-GARDNER & ASSOCIATES, INC.
                                                        (Registrant)

                                               By: /s/ Gary C. Hegna
                                                  ------------------------------
                                                  Gary C. Hegna
                                                  Chief Executive Officer
                                                  and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf by the Registrant and in the capacities and on the dates indicated.

               SIGNATURE                                   TITLE                                    DATE
               ---------                                   -----                                    ----

/s/ Gary G. Hegna                       President, Chief Executive Officer and Director          March 30, 1999
---------------------------------       (Principal Executive Officer)
Gary G. Henna


/s/ Martin K. Weinbaum                  Vice President - Finance, Chief Financial                March 30, 1999
---------------------------------       Officer, Secretary and Treasurer
Martin K. Weinbaum                      (Principal Financial and Accounting Officer)


/s/ Allan Gardner                       Executive Vice President - Advanced                      March 30, 1999
---------------------------------       Technologies and Co-Chairman of the Board
Allan Gardner


/s/ Wilburn Smith                       Executive Vice President - Sales and Co-                 March 30, 1999
---------------------------------       Chairman of the Board
Wilburn Smith


/s/ Francis H. Zenie                    Director                                                 March 30, 1999
---------------------------------
Francis H. Zenie


/s/ Jacqueline C. Morby                 Director                                                 March 30, 1999
---------------------------------
Jacqueline C. Morby


/s/ James J. Felcyn, Jr.                Director                                                 March 30, 1999
---------------------------------
James J. Felcyn, Jr.




                                  EXHIBIT INDEX

EXHIBIT        DESCRIPTION
-------        -----------
3.1            Amended and Restated Articles of Incorporation of the Company, as amended (4).
3.2            By-Laws of the Company, as amended (5).
4.1            Form of Certificate of Common Stock (2).
10.1           Smith-Gardner & Associates, Inc.'s Stock Option Plan (1).+
10.2           Form of Stock Option Agreement pursuant to Smith-Gardner & Associates, Inc.'s Stock
               Option Plan (1).+
10.3           Smith-Gardner & Associates, Inc.'s Amended and Restated 1998 Stock Option Plan (3).+
10.4           Form of Stock Option Agreement pursuant to Smith-Gardner & Associates, Inc.'s 1998
               Stock Option Plan (1).+
10.5           Smith-Gardner & Associates, Inc.'s 401(k)/Profit Sharing Plan (2).+
10.6           Debenture Purchase Agreement dated December 19, 1994 (1).
10.7           Form of Convertible Debenture Due 2000 issued to Advent VII L.P. (1).
10.8           Form of Convertible Debenture Due 2000 issued to Advent Atlantic and Pacific II L.P. (1).
10.9           Form of Convertible Debenture Due 2000 issued to Advent Industrial II L.P. (1).
10.10          Form of Convertible Debenture Due 2000 issued to Advent New York L.P. (1).
10.11          Form of Convertible Debenture Due 2000 issued to Chestnut Capital International.(1).
10.12          Form of Convertible Debenture Due 2000 issued to TA Venture Investors Limited. (1).
10.13          Registration Rights Agreement dated December 19, 1994 (1).
10.14          Non-Competition Agreement by and between Smith-Gardner & Associates, Inc. and
               Wilburn Smith (1).
10.15          Non-Competition Agreement by and between Smith-Gardner & Associates, Inc. and Allan
               Gardner (1).
10.16          Form of Non-Compete Agreement executed by Smith-Gardner & Associates, Inc.'s key employees (1).
10.17          Lease Agreement dated July 1, 1994, by and between Arbors Associates, Ltd. and Smith-
               Gardner & Associates, Inc. (2).


EXHIBIT        DESCRIPTION
-------        -----------
10.18          Agreement dated March 17, 1998, by and between Client Systems, Inc. and Smith-Gardner
               & Associates, Inc. (1).
10.19          Agreement dated February 8, 1994, by and between Cognos Corporation and Smith-
               Gardner & Associates, Inc. (1).
10.20          Agreement dated December 29, 1989, by and between Dynamic
               Information Systems Corporation and Smith-Gardner & Associates,
               Inc. (1).
10.21          Tax Indemnification Agreement (1).
11             Per Share Computations*
21.1           Subsidiaries of Smith-Gardner & Associates, Inc. (2).
23.1           Consent of KPMG LLP.*
27.1           Financial Data Schedule.*



----------

 *    Filed herewith.
 +    Compensatory plan or arrangement.

(1) Incorporated by reference to the exhibit of like number to Amendment No. 1 to Registrant's Registration Statement on Form S-1, File No. 333-63125, filed with the Commission on December 18, 1998.

(2) Incorporated by reference to the exhibit of like number to Amendment No. 2 to Registrant's Registration Statement on Form S-1, File No. 333-63125, filed with the Commission on January 11, 1999.

(3) Incorporated by reference to the exhibit of like number to Amendment No. 3 to Registrant's Registration Statement on Form S-1, File No. 333-63125, filed with the Commission on January 27, 1999.

(4) Incorporated by reference to Exhibit 3.2 of the Amendment No. 2 to Registrant's Registration Statement on Form S-1, File No. 333-63125, filed with the Commission on January 11, 1999.

(5) Incorporated by reference to Exhibit 3.4 of the Amendment No. 2 to Registrant's Registration Statement on Form S-1, File No. 333-63125, filed with the Commission on January 11, 1999.

                        SMITH-GARDNER & ASSOCIATES, INC.
                                AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 1998 and 1997

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Smith-Gardner & Associates, Inc.:

We have audited the accompanying consolidated balance sheets of Smith-Gardner & Associates, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, redeemable preferred stock and stockholders' deficit and cash flows for each of the years in the three-year period ended December 31, 1998. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for each of the years in the three-year period ended December 31, 1998, as listed in item 14(a)2 of the Company's 1998 Annual Report on Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smith-Gardner & Associates, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for each of the years in the three-year period ended December 31, 1998, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

February 12, 1999

                SMITH-GARDNER & ASSOCIATES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1998 and 1997

                                                                              1998                1997
                                                                          ------------       ------------
                                     Assets
Current assets:
    Cash and cash equivalents                                             $  1,576,804       $    168,590
    Accounts receivable, net of allowance for doubtful accounts
       of $459,000 in 1998 and $469,227 in 1997                              5,855,140          1,845,225
    Inventory                                                                  197,465            219,963
    Prepaid expenses and other current assets                                  195,173            135,382
                                                                          ------------       ------------
               Total current assets                                          7,824,582          2,369,160

Deferred offering costs                                                        551,946                 --
Property and equipment, net                                                    984,780            685,319
Other assets                                                                   108,195             80,576
                                                                          ------------       ------------
                                                                          $  9,469,503       $  3,135,055
                                                                          ============       ============
                     Liabilities, Redeemable Preferred Stock
                            and Stockholders' Deficit

Current liabilities:
    Accounts payable                                                      $  1,160,773       $    548,350
    Accrued expenses                                                         1,594,197          1,420,990
    Deferred revenue                                                         1,165,275            383,378
                                                                          ------------       ------------
               Total current liabilities                                     3,920,245          2,352,718

Convertible debt                                                            12,000,000         12,000,000
Accrued interest payable                                                     4,500,000          2,700,000
                                                                          ------------       ------------
               Total liabilities                                            20,420,245         17,052,718

Redeemable preferred stock, 10,000,000 shares authorized:
    Redeemable convertible participating preferred stock,
       $.01 par value; none issued                                                  --                 --
    Redeemable preferred stock, $1,000 par value, none issued                       --                 --

Commitments and contingencies (notes 4 and 12)

Stockholders' deficit:
    Common stock, $0.01 par value.  Authorized 50,000,000
       shares; issued and outstanding 5,263,100 shares                          52,631             52,631
    Additional paid-in capital                                               3,516,258          3,481,562
    Accumulated deficit                                                    (14,519,631)       (17,451,856)
                                                                          ------------       ------------
               Total stockholders' deficit                                 (10,950,742)       (13,917,663)
                                                                          ------------       ------------
                                                                          $  9,469,503       $  3,135,055
                                                                          ============       ============



See accompanying notes to consolidated financial statements.

                SMITH-GARDNER & ASSOCIATES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

     For each of the years in the three-year period ended December 31, 1998

                                                                                  1998                1997                1996
                                                                               ------------       ------------       ------------
Revenue:
    Computer software                                                          $ 11,536,185       $  5,083,442       $  5,932,255
    Computer hardware                                                            13,263,909          8,144,206          7,370,088
    Support                                                                       5,334,728          4,100,488          4,037,966
    Services                                                                      3,567,450          1,324,074          1,188,468
                                                                               ------------       ------------       ------------
           Total revenue                                                         33,702,272         18,652,210         18,528,777
                                                                               ------------       ------------       ------------
Cost of sales and services:
    Computer software                                                             2,500,452          1,504,002            584,493
    Computer hardware                                                             9,786,288          6,009,813          5,804,615
    Support                                                                       3,222,259          3,271,268          3,141,395
    Services                                                                      2,270,564          1,104,195            902,077
                                                                               ------------       ------------       ------------
           Total cost of sales and services                                      17,779,563         11,889,278         10,432,580
                                                                               ------------       ------------       ------------
           Gross profit                                                          15,922,709          6,762,932          8,096,197

Operating expenses:
    General and administrative                                                    6,538,097          4,567,292          4,775,430
    Research and development                                                      2,253,663          2,010,858          2,254,206
    Sales and marketing                                                           2,430,460          1,482,061            980,371
                                                                               ------------       ------------       ------------
           Total operating expenses                                              11,222,220          8,060,211          8,010,007
                                                                               ------------       ------------       ------------
           Income (loss) from operations                                          4,700,489         (1,297,279)            86,190

Other (expense) income:
    Interest expense:
      Interest on outstanding debt                                               (1,800,000)        (1,500,000)        (1,200,000)
      Amortization of original issue discount                                            --           (679,697)        (1,378,276)
    Interest income                                                                 102,346            109,067             41,814
                                                                               ------------       ------------       ------------
           Net income (loss)                                                   $  3,002,835       $ (3,367,909)      $ (2,450,272)
                                                                               ============       ============       ============
Net income (loss) per share:
    Basic                                                                      $       0.57       $      (0.64)      $      (0.47)
                                                                               ============       ============       ============
    Diluted                                                                    $       0.50       $      (0.64)      $      (0.47)
                                                                               ============       ============       ============
Weighted average shares used in calculating net income (loss)
    per share:
      Basic                                                                       5,263,100          5,263,100          5,263,100
                                                                               ============       ============       ============
      Diluted                                                                     8,131,344          5,263,100          5,263,100
                                                                               ============       ============       ============
Pro forma data:
    Net income (loss) before income tax (expense) benefit                         3,002,835         (3,367,909)        (2,450,272)
    Pro forma provision for income tax (expense) benefit (unaudited)             (1,214,770)           948,427            359,819
                                                                               ------------       ------------       ------------
    Pro forma net income (loss) (unaudited)                                    $  1,788,065       $ (2,419,482)      $ (2,090,453)
                                                                               ============       ============       ============
    Pro forma net income per share (unaudited):
      Basic                                                                            0.34
                                                                               ============
      Diluted                                                                          0.34
                                                                               ============
Weighted average shares outstanding used in calculating
    pro forma net income per share (unaudited):
      Basic                                                                       5,263,100
                                                                               ============
      Diluted                                                                     5,263,100
                                                                               ============


See accompanying notes to consolidated financial statements.

                SMITH-GARDNER & ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Redeemable Preferred Stock and Stockholders' Deficit

     For each of the years in the three-year period ended December 31, 1998



                                                                             STOCKHOLDERS' DEFICIT
                                                 ----------------------------------------------------------------------------
                                                                                                  RETAINED
                                    REDEEMABLE         COMMON STOCK                                EARNINGS           TOTAL
                                    PREFERRED    ---------------------------      ADDITIONAL    (ACCUMULATED      STOCKHOLDERS'
                                      STOCK       SHARES            AMOUNT     PAID-IN CAPITAL     DEFICIT)          DEFICIT
                                   -----------   ----------      -----------   ---------------   ------------     -----------
Balance, December 31, 1995         $        --    5,263,100      $    52,631     $ 3,481,562     $(11,633,675)    $(8,099,482)

    Net loss                                --           --               --              --       (2,450,272)     (2,450,272)
                                   -----------   ----------      -----------     -----------      -----------     -----------

Balance, December 31, 1996                  --    5,263,100           52,631       3,481,562      (14,083,947)    (10,549,754)

    Net loss                                --           --               --              --       (3,367,909)     (3,367,909)
                                   -----------   ----------      -----------     -----------      -----------     -----------

Balance, December 31, 1997                  --    5,263,100           52,631       3,481,562      (17,451,856)    (13,917,663)

    Net income                              --           --               --              --        3,002,835       3,002,835

    Non-cash compensation expense           --           --               --          34,696               --          34,696

    Shareholders distributions              --           --               --              --          (70,610)        (70,610)
                                   -----------   ----------      -----------     -----------      -----------     -----------

Balance, December 31, 1998         $        --    5,263,100      $    52,631     $ 3,516,258     $(14,519,631)   $(10,950,742)
                                   ===========   ==========      ===========     ===========     ============    ============



See accompanying notes to consolidated financial statements.

                SMITH-GARDNER & ASSOCIATES, INC. AND SUBSDIAIRES

                      Consolidated Statements of Cash Flows

     For each of the years in the three-year period ended December 31, 1998



                                                                    1998              1997              1996
                                                                -----------       -----------       -----------
Cash flows provided by operating activities:
    Net income (loss)                                           $ 3,002,835       $(3,367,909)      $(2,450,272)
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
        Depreciation and amortization                               285,314           232,548           184,772
        Amortization of original issue discount                          --           679,697         1,378,276
        Non-cash compensation expense                                34,696                --                --
        Bad debt expense                                            458,330           485,185           771,567
        Change in assets and liabilities:
           Accounts receivable                                   (4,468,245)          359,329          (156,777)
           Inventory                                                 22,498          (207,097)          292,086
           Prepaid expenses and other current assets                (59,791)           30,067           249,524
           Other assets                                             (27,619)          (26,246)           (4,330)
           Accrued interest payable                               1,800,000         1,500,000         1,200,000
           Accounts payable                                         612,423           268,323          (581,374)
           Accrued expenses                                         173,207           552,243          (194,900)
           Deferred revenue                                         781,897            36,510          (602,363)
                                                                -----------       -----------       -----------

                Net cash provided by operating activities         2,615,545           542,650            86,209
                                                                -----------       -----------       -----------

Cash flows used in investing activities:
    Capital expenditures                                           (584,775)         (234,277)         (251,192)
                                                                -----------       -----------       -----------

                Net cash used in investing activities              (584,775)         (234,277)         (251,192)
                                                                -----------       -----------       -----------

Cash flows (used in) provided by financing activities:
    Distributions to stockholders                                   (70,610)               --                --
    Advances from officers                                               --                --           200,000
    Proceeds from repayment of employees loans                           --                --            24,600
    Repayment of advances from officers                                  --          (200,000)               --
    Deferred offering costs                                        (551,946)               --                --
                                                                -----------       -----------       -----------

                Net cash (used in) provided by financing
                  activities                                       (622,556)         (200,000)          224,600
                                                                -----------       -----------       -----------

                Net increase in cash and cash equivalents         1,408,214           108,373            60,217

Cash and cash equivalents at beginning of year                      168,590            60,217                --
                                                                -----------       -----------       -----------

Cash and cash equivalents at end of year                        $ 1,576,804       $   168,590       $    60,217
                                                                ===========       ===========       ===========

Supplemental cash flow information:
    Cash paid during the year for interest                      $        --       $        --       $        --
                                                                ===========       ===========       ===========


See accompanying notes to consolidated financial statements.

                        SMITH-GARDNER & ASSOCIATES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997


(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)    DESCRIPTION OF BUSINESS

              Smith-Gardner & Associates, Inc. (the "Company") was incorporated on December 13, 1988 under the laws of the state of Florida. The Company primarily licenses a computer software package it designed and developed to automate companies that sell through catalogs, media advertisement, direct mail or broadcast advertisements, and also sells the computer hardware required to use the software. The Company also provides consulting, training, programming and technical support services.

              The Company opened two satellite offices in Sydney Australia (SGA Pty.) and Cambridge, England (SGA Ltd.) in September 1997 and June 1997, respectively. These offices are separately incorporated and are wholly owned subsidiaries of the Company.

       (b)    CASH AND CASH EQUIVALENTS

              The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

       (c)    PRINCIPLES OF CONSOLIDATION

              The consolidated financial statements include the accounts of the Company and its two wholly owned subsidiaries SGA Pty. and SGA Ltd. All significant intercompany balances and transactions have been eliminated in consolidation.

       (d)    INVENTORY

              Inventory consists of computer hardware. It is stated at the lower of cost or market as determined on a specific identification basis.

       (e)    PROPERTY AND EQUIPMENT

              Property and equipment are stated at cost and are depreciated on the straight-line basis over the estimated useful lives of the assets which range from five to seven years. Leasehold improvements are amortized on the straight-line basis over the shorter of the lease term or estimated useful life of the asset.



                                                                     (Continued)

                        SMITH-GARDNER & ASSOCIATES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997


              The Company implemented the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" effective January 1, 1996. The Company reviews its long-lived assets (property and equipment) for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. The Company has no material impaired assets.

       (f)    SOFTWARE DEVELOPMENT COSTS

              The Company accounts for software development costs under Statement of Financial Accounting Standards No. 86, "Accounting for Costs of Computer Software to Be Sold, Leased or Otherwise Marketed" ("FAS 86"). Under FAS 86, the costs associated with software development are required to be capitalized after technological feasibility has been established. Technological feasibility was established when the product design and working model of the software product was completed and confirmed by testing the software product. Costs incurred by the Company subsequent to the establishment of technological feasibility have been insignificant and, as a result, the Company has not capitalized any development costs.

       (g)    REVENUE RECOGNITION

              Prior to 1997, the Company followed the provisions of Statement of Position (SOP) 91-1. Revenue from computer hardware and software sales was recognized upon installation, substantial fulfillment of all obligations under the sales contract and when collectibility was probable. Revenues related to consulting, training and technical support were recognized upon completion of the services.

              In October 1997, the American Institute of Certified Public Accountants (AICPA) issued SOP 97-2, SOFTWARE REVENUE RECOGNITION, which superseded SOP 91-1. The Company adopted SOP 97-2 for software transactions entered into in 1997. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on vendor specific objective evidence (VSOE) of the relative fair values of the elements. VSOE is determined by the price charged when the element is sold separately. For an element not yet being sold separately, VSOE is determined using managements best estimate based on development costs to date of the element. The revenue allocated to hardware and software products generally is recognized when the hardware and software has been delivered and installed, the fee is fixed and determinable and the collectibility is probable. The revenue allocated to postcontract customer support is consistent with fees charged for renewals and is recognized ratably over the term of the support. Revenue allocated to service elements is recognized as the services are performed. The adoption of SOP 97-2 did not have a material impact on the Company's results of operations.

                                                                     (Continued)

                        SMITH-GARDNER & ASSOCIATES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997


              At December 31, 1998 and 1997, the Company had deferred revenue recorded in the accompanying consolidated balance sheets related to systems, customer support and services paid in advance.

       (h)    FAIR VALUE OF FINANCIAL INSTRUMENTS

              Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value of certain financial instruments. Cash and cash equivalents, accounts receivable, inventory and prepaid expenses and other current assets, as well as accounts payable, accrued expenses and other current liabilities, as reflected in the consolidated financial statements, approximate fair value because of the short-term maturity of these instruments. The fair value of the conversion feature of the long-term debt instrument was determined in note 6(b).

              Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

       (i)    INCOME TAXES

              The Company has elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code (the "Code"). Accordingly, the taxable income (loss) of the Company is reported on the individual income tax returns of the stockholders. The only states in which the Company does business in, who do not recognize S corporation status are California and New Jersey. The Company started doing business in these states in 1997. The California and New Jersey income tax expense is immaterial to the consolidated financial statements for the years ended December 31, 1998 and 1997. Therefore, the consolidated statements of operations do not include federal or state income tax expense.

              For the foreign entities, there is no charge for corporation tax or provision for deferred tax, due to the availability of accumulated tax losses of $413,594 as of December 31, 1998.

              Subsequent to year-end, the Company terminated its S corporation status due to the initial public offering discussed in note 2. In connection with this termination, the Company will record income taxes in accordance with Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES.


                                                                     (Continued)

                        SMITH-GARDNER & ASSOCIATES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997


              The unaudited pro forma net income (loss) presented in the consolidated statements of operations reflects the pro forma effects for income taxes as if the Company had been a taxable entity for all periods presented.

       (j)    BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

              The Company has presented net income (loss) per share pursuant to SFAS No. 128, Earnings Per Share and the Securities and Exchange Commission Staff Accounting Bulletin No. 98.

              In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), EARNINGS PER SHARE. SFAS 128 specifies new standards designed to improve the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of EPS data on an international basis. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. The adoption of SFAS 128 in 1997 did not have a significant impact on the Company's reported EPS.

              In accordance with Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 98, certain common stock and common stock equivalents issued for nominal consideration prior to the initial filing of a registration statement relating to an Offering are treated as outstanding for the entire period. The Company had no nominal issuances during this period.

              Basic net income (loss) per share was computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for each period presented. Diluted net income per share was computed by giving effect to common stock equivalents and assuming conversion of debt to redeemable preferred stock. Incremental shares and adjustments to net income are determined using the if converted and treasury stock methods for the year ended December 31, 1998 as follows:

                   Net income as reported                                            $ 3,002,835
                   Plus:  interest expense on convertible debt assuming
                        conversion                                                     1,800,000
                   Less:  preferred stock dividends assuming conversion of debt
                        to redeemable preferred stock                                   (719,541)
                                                                                     -----------

                   Net income available to common stockholders, as adjusted          $ 4,083,294
                                                                                     ===========

                   Weighted average shares outstanding                                 5,263,100
                   Common stock equivalents                                            2,868,244
                                                                                     -----------
                                                                                       8,131,344
                                                                                     ===========
                   Basic net income per share                                        $       .57
                                                                                     ===========
                   Diluted net income per share                                      $       .50
                                                                                     ===========



                                                                     (Continued)

                        SMITH-GARDNER & ASSOCIATES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997


              Common stock equivalents were not considered for the years ended December 31, 1996 and 1997 since their effect would be antidilutive.

       (k) PRO FORMA NET INCOME (LOSS) AND PRO FORMA NET INCOME PER SHARE COMPUTATIONS (UNAUDITED)

              The pro forma net income (loss) presented in the consolidated statements of operations reflects the pro forma effects for income taxes as if the Company had been a taxable entity for the periods presented.

              Pro forma basic and diluted net income per share for the year ended December 31, 1998 was computed by dividing pro forma net income by the weighted average number of shares of common stock outstanding.

                                                                                1998
                                                                              ----------

                   Pro forma net income                                       $1,788,065
                                                                              ==========
                   Weighted average shares outstanding                         5,263,100
                                                                              ==========
                   Basic and diluted pro forma net income per share           $      .34
                                                                              ==========


              Common stock equivalents in the diluted proforma net income per share calculation were not considered for the year ended December 31, 1998 since their effect would be antidilutive.

       (l)    FOREIGN CURRENCY TRANSLATION

              The functional currency of the Company's foreign subsidiaries, which began operations in 1997, is their respective local currencies. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using average rates of exchange prevailing during the year. Adjustments resulting from the translation of foreign currency financial statements for the years ended December 31, 1998 and 1997 were $(1,136) and ($5,000), respectively. Such amounts were recorded in the consolidated statements of operations for each period.

              The Company does not enter into transactions that may result in foreign currency risk. All transactions are made based on the Company's local currency. Therefore, the Company does not utilize hedging instruments.

                                                                     (Continued)

                        SMITH-GARDNER & ASSOCIATES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997



       (m)    USE OF ESTIMATES

              Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

       (n)    YEAR 2000 (UNAUDITED)

              Management believes their internal computer systems are Year 2000 compliant. The Year 2000 issue results from computer programs being written using two digits rather than four to define the applicable year. The Company's products have been determined by the Company to be Year 2000 compliant.

              The Company has also reviewed its internal support systems and to the extent possible, its vendors' systems to confirm Year 2000 compliance. Any failure of the Company or its suppliers or clients to be "Year 2000" compliant could have a material adverse effect on the Company's business, financial condition or results of operations. The Company has expensed all costs associated with these systems changes as the costs are incurred.

       (o)    SEGMENT REPORTING

              In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. The adoption of SFAS No. 131 did not have a significant impact on the Company's financial reporting as of and for the three year period ended December 31, 1998.

       (p)    START-UP COSTS

              In March 1998, the AICPA issued Statement of Position 98-5 (SOP 98-5) "REPORTING ON THE COSTS OF START-UP ACTIVITIES." Pursuant to the provisions of SOP 98-5, all costs associated with start-up activities, including organization costs, should be expensed as incurred. Companies that previously capitalized such costs are required to write-off the unamortized portion of such costs as a cumulative effect of a change of accounting principle. The Company had an insignificant amount of these costs and the adoption of SOP 98-5 did not have a significant impact on the Company's financial statements.


                                                                     (Continued)

                        SMITH-GARDNER & ASSOCIATES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997


(2)    LIQUIDITY

       The Company has been developing its software and new products and has expanded its operations internationally which resulted in losses for the years ended December 31, 1996 and 1997.

       On January 29, 1999, the Company and selling shareholders sold 4,410,000 shares of its common stock in an Initial Public Offering (Offering) from which the Company received proceeds of $44,640,000 after payment of underwriter commissions.

       On February 3, 1999, the Company redeemed in full the redeemable participating preferred stock for $12,000,000 and paid accrued interest in the amount of $4,665,000 (see note 6).

       On February 26, 1999, the underwriter exercised the option to purchase 661,500 additional shares of the Company's common stock from which the Company received proceeds of $7,382,340.

       Based on the Offering proceeds, payment of outstanding convertible debt, increased sales in 1998 and the Company's anticipated operating results, management believes there is sufficient funding to meet its operating expenditures.

(3)    PROPERTY AND EQUIPMENT, NET

       Property and equipment, net consists of the following:

                                                                  1998             1997
                                                               ----------      ----------
                   Office equipment                            $1,655,823      $1,144,364
                   Office furnishings and fixtures                199,953         131,553
                   Leasehold improvements                          77,328          32,179
                                                               ----------      ----------
                                                                1,933,104       1,308,096
                   Less accumulated depreciation and
                       amortization                               948,324         622,777
                                                               ----------      ----------
                                                               $  984,780      $  685,319
                                                               ==========      ==========

(4)    OPERATING LEASES

       The Company entered into an agreement to lease office facilities under a noncancelable operating lease commencing January 1995 and expiring December 2001 with an option to renew for one five-year term. The lease contains certain incentives including rent abatements, rent discounts, leasehold improvement reimbursements, cash allowances and scheduled base rent increases over the term of the lease. Generally accepted accounting principles require that the full costs of a lease be recognized ratably over the term of the lease. Accordingly, the Company has recorded a deferred credit ($205,060 and $235,440 at December 31, 1998 and 1997, respectively) to reflect the excess of rent expense over cash payments (see note 5). In addition to the base rent payment, the Company pays a monthly allocation of the building's operating expenses. During 1997, the Company also entered into lease agreements for office facilities in the United Kingdom and Sydney which expire in 2003.


                                                                     (Continued)

                        SMITH-GARDNER & ASSOCIATES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997


       Future minimum lease payments under these office facilities leases as well as equipment leases as of December 31, 1998 are as follows:

                   Year ending December 31,
                        1999                             $    597,435
                        2000                                  552,822
                        2001                                  542,348
                        2002                                   96,938
                        2003                                   18,849
                                                         ------------

                  Total minimum lease payments           $  1,808,392
                                                         ============

       Rental expense, including operating leases with lease terms of less than one year, was $1,237,607, $669,543 and $597,905 during 1998, 1997 and
       1996, respectively.

(5)    ACCRUED EXPENSES

       Accrued expenses consists of the following:

                                                        1998              1997
                                                     ----------      ----------
                   Sales tax payable                 $  145,409      $   92,011
                   Sales tax contingencies              614,783         614,783
                   Deferred rent                        205,060         235,440
                   Accrued payroll                       75,980          95,215
                   Accrued legal                        127,000         109,000
                   Accrued vacation                     192,610         132,162
                   Other                                233,355         142,379
                                                     ----------      ----------
                                                     $1,594,197      $1,420,990
                                                     ==========      ==========

(6)    CONVERTIBLE DEBT

       (a)    DEBENTURE PURCHASE AGREEMENT

              On December 19, 1994, the Company entered into a Debenture Purchase Agreement (the "Agreement") with various partnerships (the "Lenders") in connection with the private placement of $12,000,000 convertible subordinated debentures (the "Debentures"). Principal on the Debentures was payable in two equal installments of $6,000,000 on December 1, 1999 and December 1, 2000, and bore interest at 10 percent through June 30, 1997 and bore interest at 15 percent through maturity. A portion of this borrowing was attributed to its conversion feature due to the difference between the stated rates and the estimated market rate at the time of issuance. [See note 6(b).] Interest was payable quarterly in arrears and commenced on March 31, 1995. The Agreement provided for a default rate of interest of 20 percent on all principal amounts not paid within 15 days of the date due. At December 31, 1998, the Company


                                                                     (Continued)

                        SMITH-GARDNER & ASSOCIATES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997


              was not in compliance with certain debt covenants. The Lenders waived any remedies on default against the Company as outlined in the Agreement and waived compliance by the Company with respect to such covenants through the consummation of an Offering. The Company agreed with the Lenders to defer all quarterly interest and principal payments due or payable in order to maintain sufficient working capital for the Company's needs through the consummation of an Offering.

              On June 30, 1997 the Debentures became convertible at the option of a majority in interest of the Lenders into 22,556.14 shares of the Company's redeemable convertible participating preferred stock and one share of redeemable participating preferred stock for each $1,000 of principal outstanding. The redeemable convertible participating preferred stock is convertible to common stock at the rate of 100 shares of common stock for each share of preferred stock. See note 6(b) for valuation of conversion features. See redemption features of preferred stock in note 7.

              An Offering was consummated on January 29, 1999. As discussed in note 2, the Company repaid all principal and interest outstanding related to the debentures. On January 29, 1999, the debentures were converted into two classes of preferred stock. Contemporaneous with the offering, the lenders converted the redeemable convertible participating preferred stock into 2,255,614 shares of common stock.

       (b)    ORIGINAL ISSUE DISCOUNT

              The fair value of the conversion feature of the $12,000,000 debentures discussed in note 6(a) was determined to be $3,481,562 based on the difference between the stated interest rates and the market rate of such debentures estimated to be 18 percent on the date of issuance. The amount is included in additional paid-in capital in the accompanying consolidated balance sheets. The resulting original issue discount (OID) on the convertible debt was amortized from the issue date (December 19, 1994) to the date it first became convertible (June 30, 1997) to achieve an 18 percent effective interest rate. At December 31, 1998 and 1997, the OID was fully amortized.

(7)    PREFERRED STOCK

       In connection with the issuance of $12,000,000 of Debentures [see note 6(a)], the Company amended its Articles of Incorporation by designating 22,556.14 shares of authorized preferred stock as redeemable convertible participating preferred stock (the "redeemable convertible preferred stock"). Holders of the redeemable convertible preferred stock are entitled to receive (i) dividends at the same rate as dividends are paid with respect to the common stock based on the number of shares of common stock into which such shares of redeemable convertible preferred stock is then convertible; and (ii) $31.90 per share cumulative dividend per year through November 30, 1999 ($15.95 per share for the year ended December 1, 2000) less the amount of common stock dividends paid.

       The redeemable convertible stock is redeemable at the option of the Company between December 1, 2000 and December 1, 2001 at the fair market value per share.



                                                                     (Continued)

                        SMITH-GARDNER & ASSOCIATES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997


       Each share of redeemable convertible preferred stock entitles the holder to such number of votes per share as shall equal the number of shares of common stock into which such share of redeemable convertible preferred stock is then convertible. Shares of redeemable convertible preferred stock were convertible into shares of common stock automatically upon the closing of the Offering discussed in note 2. Shares of redeemable convertible preferred stock were converted into shares of common stock at an initial conversion rate of 100 shares of common stock for each share of preferred stock, whereby each share of convertible preferred stock was valued for conversion purposes at $532.00 per share.

       In addition, as part of the aforementioned amendment to its articles of incorporation, the Company designated 12,000 shares of authorized preferred stock as redeemable preferred stock. The holders of the redeemable preferred stock are not entitled to receive any cash dividends nor any voting rights or powers. The redeemable preferred stock was subject to mandatory redemption upon the closing date of the Offering (February 3, 1999). All redeemable preferred stock was redeemed at a redemption price of $1,000 per share.

       The redeemable preferred stockholders have liquidation preference of $1,000 per share to any convertible preferred and common stockholder. The convertible preferred and common stockholders share ratably in the proceeds from any liquidation of assets.

(8)    EMPLOYEE BENEFIT AND STOCK OPTIONS PLANS

       The Company maintains an employee retirement savings plan (the "Plan") under Internal Revenue Code Section 401(k). The Plan is available to all full-time employees over 21 years of age with more than three months of employment. Effective April 1994, the Company provides matching contributions which vest to the employees immediately and range from 10 percent to 35 percent, depending on years of service of the matchable deferrals of each participant entitled to matching contributions, not to exceed 2.8 percent of the participant's compensation. There was $102,713, $46,573 and $39,069 provided by the Company in matching contributions for the years ended December 31, 1998, 1997 and 1996, respectively.

       SGA Ltd., also maintains an employee benefit plan (the "Ltd. Plan"). This is an employee-directed plan which allows the employee to set aside from 1 to 5 percent of their salary to be deposited to a fund of their choice. SGA Ltd. will match the employee's contribution up to 5 percent. Provisions of the Ltd. Plan are substantially the same as the Plan.

       On April 1, 1996 the Company adopted a stock-option plan. Under this plan, the Company may grant options for up to 850,000 shares of common stock. An option's maximum term is ten years. Each option vests as follows: 25 percent one year after the date of grant and the balance in successive equal quarterly installments of 6.25 percent each, at the end of each of the next 12 calendar quarters subsequent to the date of grant. During 1998, 1997 and 1996, 65,720, 155,000 and 214,000 options, respectively, were granted to employees. Of these options, 142,314 were exercisable at December 31, 1998. In addition, on April 1, 1996, under the stock-option plan 494,120 options to purchase common stock were granted to an executive officer of the Company. The options vest as follows: 82,353 shares


                                                                     (Continued)

                        SMITH-GARDNER & ASSOCIATES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997



       one year after the grant date; 20,588 shares at the end of each of the next 12 calendar quarters subsequent to the vesting commencement date; 82,355 shares upon the earlier to occur of (a) March 21, 2006, or (b) the market value of the Company's outstanding stock has equaled or exceeded $100 million for 30 days; and the remaining 82,356 shares upon the earlier to occur of (a) March 21, 2006 or (b) the market value of the Company's outstanding stock has equaled or exceeded $150 million for 30 days. At December 31, 1998, the officer had 226,469 of exercisable options, none of which were exercised.

       At June 30, 1998, the Company adopted an additional stock-option plan (1998 Stock-Option Plan). Under this plan the Company may grant options for up to 1,500,000 shares of common stock. At December 31, 1998, the Company has granted 602,041 options under the 1998 Stock-Option Plan at an exercise price of $12.00 per share which represents the Offering price. None of these options were exercised at December 31, 1998. Each option vests based on the same schedule as the 1996 stock option plan.

       The fair market value of the underlying stock related to these options was estimated to be $2.53 - $12.00 as of grant dates from 1996 through 1998. The Company applies APB Opinion No. 25 in accounting for its stock-option plan. Stock compensation expense is recognized at the date options are vested when the exercise price is lower than fair market value at the date of grant. There was no compensation expense recorded in 1996 and 1997. Stock compensation expense for the year ended December 31, 1998 was $34,696. Had the Company determined compensation cost based on fair value at the grant date for its stock options under Statement No. 123, there would have been no effect for the year ended December 31, 1996. The Company's net loss for the year ended December 31, 1997 would have increased by $311,525. The Company's net income for the year ended December 31, 1998 would have decreased by $347,834.

       The weighted-average fair market value per share of options granted to employees was estimated at $1.62 and $1.60, for the years ended December 31, 1998 and 1997, respectively. The fair value of each option was estimated at the date of grant using the minimum value method with the following assumptions used:

                  Expected life                 5 years
                  Dividends                     None
                  Interest rate                 5.65% in 1998
                                                and 5.45% in 1997



                                                                     (Continued)

                        SMITH-GARDNER & ASSOCIATES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997



       Stock option activity since inception is indicated as follows:


                                                                                                        Weighted
                                                                                        Weighted        average
                                                                                         Average        remaining
                                                                                        Exercise       contractual
                                                                         Shares          Price         life (years)
                                                                       ---------       ----------      -----------

                   Outstanding at inception                                   --
                      Granted                                            708,120       $    2.53
                      Forfeited                                          (77,000)           2.53
                                                                       ---------

                   Balance outstanding at December 31, 1996              631,120            2.53

                      Granted                                            155,000            2.53
                      Forfeited                                          (34,000)           2.53
                                                                       ---------

                   Balance outstanding at December 31, 1997              752,120            2.53

                      Granted                                             30,607            2.53
                      Granted                                            637,154           12.00
                      Forfeited                                           (6,427)
                                                                       ---------

                   Balance outstanding at December 31, 1998            1,413,454
                                                                       =========

                   Exercisable at December 31, 1998                      357,908         $  2.53          8.79
                                                                       =========



       Subsequent to December 31, 1998, an additional 200,000 shares were granted at $12.00 per share.

       The amount of stock compensation expense recognized at the date options are vested for options granted as of December 31, 1998 when the exercise price was lower than fair market value at the date of grant is as follows:


                         (Unaudited)
                 Years ending December 31,
                 --------------------------
                            1999                         $43,612
                            2000                          34,447
                            2001                          23,494
                            2002                           1,513

(9)    RELATED PARTY TRANSACTIONS

       In connection with the issuance of convertible debt (see note 6), certain of the Company's senior executives entered into noncompete agreements, which expire upon the third anniversary date of the termination of the executives' employment.


                                                                     (Continued)

                        SMITH-GARDNER & ASSOCIATES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997



(10)   INCOME TAXES

                                                                              Years Ended December 31,
                                                                   ----------------------------------------------
                                                                       1998              1997             1996
                                                                   -----------       -----------      -----------

                   Income taxes as reported                        $        --                --               --
                   Pro forma adjustment (unaudited)                 (1,214,770)      $   948,427      $   359,819
                                                                   -----------       -----------      -----------
                   Pro forma income tax (expense) benefit
                       (unaudited)                                 $(1,214,770)      $   948,427      $   359,819
                                                                   ===========       ===========      ===========



       The unaudited proforma income tax (expense) benefit presented on the consolidated statements of operations represent the estimated taxes that would have been recorded had the Company been a C corporation for income tax purposes for each of the periods presented. The proforma income tax (expense) benefit is as follows (unaudited):

                                                        1998              1997              1996
                                                    -----------       -----------       -----------
                   Pro forma (unaudited):
                      Current:
                         Federal                    $(1,004,126)      $   897,416       $    62,798
                         Foreign                             --                --                --
                         State                         (203,627)          187,580            12,609

                      Deferred:
                         Federal                         (4,045)         (108,897)          229,124
                         State                           (2,972)          (27,672)           55,288
                                                    -----------       -----------       -----------

                         Total pro forma            $(1,214,770)      $   948,427       $   359,819
                                                    ===========       ===========       ===========






       A reconciliation of income tax (expense) benefit calculated using the statutory federal income tax rate and the pro forma income tax (expense) benefit is as follows (unaudited):

                                                                              1998              1997               1996
                                                                           -----------       -----------       -----------
                   Income tax (expense) benefit using statutory
                       tax rate                                            $(1,020,964)      $ 1,145,089       $   833,092
                   Effect of:
                    State and local income taxes, net of federal
                      income tax                                           $  (136,356)      $   105,539       $    44,812
                    Change in valuation allowance                          $   (56,274)      $   (61,263)      $        --
                    Difference between US and non-US tax rates             $     7,298       $   (27,221)               --
                    Original issue discount amortization                   $        --       $  (231,097)      $  (468,614)
                    Change in effective tax rates                          $     9,761       $    22,256       $   (43,379)
                    Other, net                                             $   (18,235)      $    (4,876)      $    (6,092)
                                                                           -----------       -----------       -----------

                      Pro forma income tax (expense) benefit               $(1,214,770)      $   948,427       $   359,819
                                                                           ===========       ===========       ===========

                        SMITH-GARDNER & ASSOCIATES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997



       The Company will issue promissory notes to its existing shareholders in an aggregate amount representing the individual tax liability for each of the existing shareholders for the period beginning January 1, 1998 and ending on December 31, 1998. Amount is estimated to be $850,000.

(11)   BUSINESS AND CREDIT CONCENTRATIONS

       The Company currently derives substantially all of its revenue from sales of its MACS family of products and related services and hardware. Any factor adversely affecting the sale of the Company's MACS products or other new products, could have a material affect on the Company's business, financial condition and results of operations.

       The Company sells its products primarily to customers located in the United States. Continuing relationships are maintained with most customers through product-support arrangements and sales of system upgrades.

       During 1997 and 1996, the Company purchased approximately 65 percent and 74 percent, respectively, of its computer hardware from Hewlett Packard. At December 31, 1997, the Company owed this supplier approximately $98,000. In 1998, the Company began purchasing its hardware from a distributor of Hewlett Packard due to a change in Hewlett Packards distribution channels. 59 percent of its computer hardware was purchased from this distributor and Hewlett Packard for the year ended December 31, 1998. The Company owed this supplier $259,102 at December 31, 1998. Accordingly, any adverse change in the product pricing or the operations of Hewlett Packard could significantly effect the operating results of the Company. However, the Company is currently in the process of engineering its product to operate on multiple platforms.

       No single customer accounted for more than 10 percent of total revenue for the year ended December 31, 1998 and 1997. One customer accounted for
       10.7 percent of total revenue for the year ended December 31, 1996. In addition, there were accounts receivable from three customers at December 31, 1998, each of which exceeded 10 percent of total accounts receivable for approximately $2,325,000.

       The Company estimates an allowance for doubtful accounts generally based on an analysis of collections in prior years, the credit worthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could effect the Company's estimate of its bad debts.

                        SMITH-GARDNER & ASSOCIATES, INC.

                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997

(12)   COMMITMENTS AND CONTINGENCIES

       (a)    LEGAL PROCEEDINGS

              The Company is involved in various claims and legal actions arising in the ordinary course of business. If the plaintiff's claims are probable, the appropriate amount is accrued in the consolidated financial statements. In the opinion of management, the ultimate disposition of matters not accrued will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

       (b)    COMMITMENTS

              The Company has committed to fund the operations of SGA Ltd. and SGA Pty. for a period of at least one year. The Company does not believe this to be a risk since the costs associated with operating these subsidiaries are not significant.

       (c)    TAX LIABILITY

              The Internal Revenue Service ("IRS") is currently auditing the Company's tax returns for fiscal 1995. One issue the IRS is reviewing is whether the issuance of the Convertible Debentures in December 1994 resulted in the Company failing to qualify as an S Corporation. In the event the IRS determines that the Company did not qualify as an S Corporation for fiscal 1995 or any fiscal year thereafter, the Company would be subject to a significant tax liability. The shareholders have agreed to indemnify the Company for any tax liability to the Company. To the extent the shareholders are unable to fulfill such indemnification and satisfy all outstanding tax liability to which the Company is subject, the Company's business, financial condition or results of operations could be materially adversely affected.

(13)   AUTHORIZATION OF COMMON AND PREFERRED STOCK

       In September 1998, the Company increased the capital stock to 50,000,000 shares of common stock at $.01 par value per share and 10,000,000 shares of preferred stock at $.01 par value per share. The consolidated financial statements retroactively effect these increases in authorized capital stock.

(14)   NEW ACCOUNTING PRONOUNCEMENTS

       In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company does not believe that the adoption of SFAS No. 133 will have a significant impact on the Company's financial reporting.

                                                                      Schedule I


                        SMITH-GARDNER & ASSOCIATES, INC.
                        Valuation and Qualifying Accounts
     For each of the years in the three-year period ended December 31, 1998


                                                       BALANCE AT                                  BALANCE
                                                        BEGINNING        (a)          (b)           AT END
                                                        OF YEAR        CHARGES     DEDUCTIONS       OF YEAR
                                                        --------       -------     ----------      --------
Description:
     Reserves and allowances deducted from
        assets accounts:
           1996:
              Allowance for doubtful accounts           $332,410       765,676      (161,739)       936,347
                                                        ========      ========      ========       ========

Description:
     Reserves and allowances deducted from
        assets accounts:
           1997:
              Allowance for doubtful accounts           $936,347       102,816      (569,936)       469,227
                                                        ========      ========      ========       ========

Description
     Reserves and allowances deducted from
        assets accounts:
           1998:
              Allowance for doubtful accounts           $469,227       413,624       423,851        459,000
                                                        ========      ========      ========       ========


(a) Charges to the reserve account represent increase in reserve levels and establishment of specific reserves.

(b) Deductions to the reserve account represent amounts written off and recoveries which occurred during the year.