Form 10-Q
period 1999-03-31
SMITH GARDNER & ASSOCIATES INC
filed 1999-05-17
CIK 935322

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-Q

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1999

             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Transition Period from ____to ____

                          Commission File No. 0-25297

                                 --------------

                        SMITH-GARDNER & ASSOCIATES, INC.

                FLORIDA                             65-0090038
      (State of Incorporation)         (I.R.S. Employer Identification No.)

            1615 SOUTH CONGRESS AVENUE, DELRAY BEACH, FL 33445-6368
                           TELEPHONE: (561) 265-2700

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes /X/   No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,195,429 shares of the Registrant's Common Stock, par value $0.01 per share, were outstanding as of April 30, 1999.

===============================================================================

                        SMITH-GARDNER & ASSOCIATES, INC.

                                   FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1999

                                     INDEX

                                                                              PAGE
                                                                              ----
PART I.  FINANCIAL INFORMATION

     Item 1.  Condensed Consolidated Financial Statements

              a.)  Condensed Consolidated Statements of Operations
                   for the Three Months Ended March 31, 1999 and 1998........   3

              b.)  Condensed Consolidated Balance Sheets
                   as of March 31, 1999 and December 31, 1998................   4

              c.)  Condensed Consolidated Statements of Cash Flows
                   for the Three Months Ended March 31, 1999 and 1998........   5

              d.)  Notes to Condensed Consolidated Financial Statements......   6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations ...........................  10

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....  14

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings ..................................................  15

Item 2.  Changes in Securities and Use of Proceeds...........................  15

Item 6.  Exhibits and Reports on Form 8-K....................................  15

Signatures.................................................................... 16


                         PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               SMITH-GARDNER & ASSOCIATES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                               Three months ended
                                                                                    March 31,
                                                                             ----------------------
                                                                               1999         1998
                                                                             --------      --------
Revenue:
      Computer software                                                      $  4,084      $  2,077
      Computer hardware                                                         2,407         1,717
      Support                                                                   1,627         1,220
      Services                                                                    933           517
                                                                             --------      --------
          Total revenue                                                         9,051         5,531
Cost of revenue:
      Computer Software                                                           586           571
      Computer Hardware                                                         1,688         1,312
      Support                                                                   1,084           720
      Services                                                                    711           427
                                                                             --------      --------
           Total cost of revenue                                                4,069         3,030
                                                                             --------      --------
Gross margin                                                                    4,982         2,501
Operating expenses:
       General and administrative                                               2,090         1,407
       Sales and marketing                                                      1,120           521
       Research and development                                                   654           485
                                                                             --------      --------
          Total operating expenses                                              3,864         2,413
                                                                             --------      --------
Operating income                                                                1,118            88
Other income (expense)                                                             96          (434)
                                                                             --------      --------
Income (loss) before income taxes                                               1,214          (346)
Income tax expense                                                               (183)           --
                                                                             --------      --------
Net income (loss)                                                            $  1,031      $   (346)
                                                                             ========      ========

Basic net income (loss) per share                                            $   0.10      $  (0.07)
                                                                             ========      ========
Diluted net income (loss) per share                                          $   0.09      $  (0.07)
                                                                             ========      ========

Weighted average shares used in historical basic per share computation          9,827         5,263
                                                                             ========      ========
Weighted average shares used in historical diluted per share computation       11,132         5,263
                                                                             ========      ========

Income before pro forma income tax benefit                                                     (346)
Pro forma provision for income tax benefit                                                      215
                                                                                           --------
Pro forma net loss                                                                             (131)
                                                                                           ========
Pro forma basic net loss per share                                                         $  (0.02)
                                                                                           ========
Pro forma diluted net loss per share                                                       $  (0.02)
                                                                                           ========
Weighted average shares used in pro forma basic per share computation                         5,263
                                                                                           ========
Weighted average shares used in pro forma diluted per share computation                       5,263
                                                                                           ========


     See accompanying notes to condensed consolidated financial statements

               SMITH-GARDNER & ASSOCIATES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                               March 31,           December 31,
                                                                                 1999                 1998
                                                                              ----------           -----------
                                                                              (unaudited)
                               ASSETS

Current assets:
    Cash and cash equivalents                                                   $39,102               $1,577
    Accounts receivable, net of allowance for doubtful accounts of
       $459 at March 31, 1999 and December 31, 1998                               4,839                5,855
    Inventory                                                                       185                  198
    Deferred income taxes                                                           467                   --
    Prepaid expenses and other current assets                                       460                  195
                                                                                -------             --------
        Total current assets                                                     45,053                7,825

Property and equipment, net                                                       1,315                  985
Deferred offering costs                                                              --                  552
Other assets                                                                         72                  108
                                                                                -------             --------
        Total assets                                                            $46,440             $  9,470
                                                                                =======             ========



LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(DEFICIT)

Current Liabilities:
    Accounts payable and accrued expenses                                       $ 3,089               $2,755
    Income tax payable                                                              422
    Deferred revenue                                                              1,706                1,165
                                                                                -------             --------
        Total current liabilities                                                 5,217                3,920

Convertible debt and accrued interest                                                --               16,500
Deferred income taxes                                                                78                   --
                                                                                -------             --------
        Total liabilities                                                         5,295               20,420
Redeemable preferred stock                                                           --                   --
Total stockholders' equity (deficit)                                             41,145              (10,950)
                                                                                -------             --------
        Total liabilities, redeemable preferred stock and
         stockholders' equity (deficit)                                         $46,440             $  9,470
                                                                                =======             ========






     See accompanying notes to condensed consolidated financial statements

               SMITH-GARDNER & ASSOCIATES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                        Three months ended
                                                                              March 31
                                                                    --------------------------
                                                                      1999               1998
                                                                    -------             ------
Cash flows provided by operating activities:
  Net income (loss)                                                 $ 1,031             $  (346)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
       Depreciation                                                      98                  64
       Change in assets and liabilities:
         Accounts receivable                                          1,017                 163
         Inventory                                                       13                (966)
         Deferred income taxes                                         (389)                 --
         Prepaid expenses and other current assets                     (262)                (80)
         Deferred offering costs                                        552                  --
         Other assets                                                    33                 (16)
         Accounts payable                                               226               1,200
         Accrued income taxes payable                                   422                  --
         Other accrued expenses                                         108                 (27)
         Deferred revenue                                               540               2,038
                                                                   --------             -------
            Net cash provided by operating activities                 3,389               2,030

Cash flows used in investing activities:
   Capital expenditures                                                (428)               (166)
                                                                   --------             -------
            Net cash used in investing activities                      (428)               (166)
Cash flows provided by financing activities:
    Issuance of Common Stock                                         50,865                  --
    Employee stock option exercises                                     200                  --
    Payment of convertible debt                                     (16,500)                450
                                                                   --------             -------
            Net cash provided by financing activities                34,565                 450
                                                                   --------             -------
Net increase in cash and cash equivalents                            37,526               2,314
Cash and cash equivalents at beginning of period                      1,577                 169
                                                                   --------             -------
Cash and cash equivalents at end of period                         $ 39,102             $ 2,483
                                                                   ========             =======
Supplemental cash flow information:
Cash paid during the period for interest                           $  4,665             $    --
                                                                   ========             =======




     See accompanying notes to condensed consolidated financial statements

               SMITH-GARDNER & ASSOCIATES, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (unaudited)
                                 March 31, 1999

(1)  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the periods presented have been included.

(2)  PRINCIPLES OF CONSOLIDATION

The accompanying financial statements include the accounts of the Company and its two wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(3)  COMPLETION OF INITIAL PUBLIC OFFERING AND CONVERSION

On January 29, 1999, the Company and selling shareholders sold 4,410,000 shares of its common stock in an initial public offering from which the Company received proceeds of $43,483,000, net of underwriter commissions and offering costs. At that time, the Company's $12 million outstanding convertible debentures (the "Convertible Debentures") were converted into redeemable convertible preferred stock and redeemable participating preferred stock. Contemporaneous with the offering, the holders of the Convertible Debentures converted the redeemable convertible stock into 2,255,614 shares of common stock.

On February 3, 1999, the Company redeemed in full the redeemable participating preferred stock for $12,000,000 and paid accrued interest in the amount of $4,665,000. On February 26, 1999, the underwriter exercised the option to purchase 661,500 additional shares of the Company's common stock from which the Company received net proceeds of $7,382,340.

(4)  EARNINGS PER SHARE

Subsequent to the completion of the Company's initial public offering, historical basic net income per share is calculated using the weighted average number of common shares outstanding during the period. Historical diluted net income per share is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of common equivalent shares ("CSE's") outstanding using the treasury stock method.

Pro forma basic and diluted net loss per share for the quarter ended March 31, 1998 was computed by dividing pro forma net loss by the weighted average number of shares of common stock outstanding. CSE's were not used for the dilutive calculation since their effect was antidilutive.

(5)  REVENUE RECOGNITION

Prior to 1997, the Company followed the provisions of Statement of Position
(SOP) 91-1. Revenue from computer hardware and software sales was recognized upon installation, substantial fulfillment of all obligations under the sales contract and when collectibility was probable. Revenues related to consulting, training and technical support were recognized upon completion of the services.

In October 1997, the American Institute of Certified Public Accountants (AICPA) issued SOP 97-2, SOFTWARE REVENUE RECOGNITION, which superseded SOP 91-1. The Company adopted SOP 97-2 for software transactions entered into in 1997. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on vendor specific objective evidence (VSOE) of the relative fair values of the elements. VSOE is determined by the price charged when the element is sold separately. For an element not yet being sold separately, VSOE is determined using management's best estimate based on development costs to date of the element. The revenue allocated to hardware and software products generally is recognized when the hardware and software have been delivered and installed, the fee is fixed and determinable and the collectibility is probable. The revenue allocated to post contract customer support is consistent with fees charged for renewals and is recognized ratably over the term of the support. Revenue allocated to service elements is recognized as the services are performed. The adoption of SOP 97-2 did not have a material impact on the Company's results of operations.

In March 1999, SOP 98-9 was issued which amends SOP 97-2 guidance on VSOE for multiple element arrangements in which there is VSOE of fair value of all the undelivered elements, and VSOE of fair value does not exist for one or more of the delivered elements. This SOP does not currently apply to the Company since VSOE of fair value exists for all elements in the Company's contracts.

(6)  INCOME TAXES

On January 1, 1999, the Company terminated its S Corporation status. In connection with this termination, the Company now records income taxes in accordance with Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.


                                                                    Three Months Ended March 31,
                                                                    ----------------------------
                                                                      1999               1998
                                                                    --------            --------

              Income taxes as reported                               $  (183)           $   --
              Pro forma adjustment                                                         215
                                                                     -------
              Income tax expense                                     $  (183)
                                                                     ========           ------
              Pro forma income tax benefit                                              $  215
                                                                                        ======


The pro forma income tax benefit presented on the condensed consolidated statements of operations for the three months ended March 31, 1998 represent the estimated taxes that would have been recorded had the Company been a C corporation for income tax purposes for the three months ended March 31, 1998.

The income tax (expense) benefit is as follows:


                                                                    Three Months Ended March 31,
                                                                    ----------------------------
                                                                       1999              1998
                                                                    ---------          ---------
                                                                                       Pro forma
                 Current:
                    Federal                                           $  (476)          $  130
                    Foreign                                                --               --
                    State                                                 (96)              23

                 Deferred:
                    Federal                                               389               57
                    State                                                  --                5
                                                                      -------           ------
                 Total income tax expense and pro forma income
                   tax benefit                                        $  (183)          $  215
                                                                      =======           ======

A reconciliation of income tax expense and pro forma income tax benefit using the statutory federal income tax rate to income tax expense and pro forma tax benefit is as follows:


                                                                       Three Months Ended March 31,
                                                                       ----------------------------
                                                                           1999             1998
                                                                       ---------         ----------
                                                                                         Pro forma
              Income tax (expense) benefit using statutory tax
                  rate                                                   $  (413)          $  117
              Effect of:
               State and local income taxes, net of federal
                 income tax                                                  (63)             12
               Change to C Corporation                                       330              --
               Change in valuation allowance                                 (31)             (4)
               Change in effective tax rates                                  (4)             93
               Other, net                                                     (2)             (3)
                                                                          ------           -----
                 Income tax expense and pro forma benefit                 $ (183)         $  215
                                                                          ======          ======

The tax effects of temporary differences that give rise to a significant portion of the deferred tax assets and liabilities at March 31, 1999 include the establishment of the deferred tax assets and liabilities on January 1, 1999 at which time the Company converted to a C Corporation, resulting in a one time benefit of $330,000 in the quarter ended March 31, 1999. The tax effects of the temporary differences are as follows at March 31, 1999:

              Deferred tax assets:
                Allowance for doubtful accounts                      $  178
                Accrued bonuses                                          51
                Sales tax reserve                                       238
                                                                     ------
                                                                     $  467
                                                                     ======
              Deferred tax liabilities:
                Section 481(a) adjustment                            $    1
                Fixed asset depreciation                                 77
                                                                     ------
                                                                     $   78
                                                                     ======

In connection with the Company's conversion from an S Corporation to a C Corporation, the Company agreed to issue promissory notes to its existing S Corporation shareholders, estimated to be in an aggregate amount of $850,000 representing the individual tax liability for each of the existing shareholders for the period beginning January 1, 1998 and ending on December 31, 1998, subject to the determination of a final amount. The amount has not been recorded as a liability in the accompanying condensed consolidated financial statements because it has not been finalized per the promissory note agreement.

(7)  YEAR 2000

The Company's products have been determined by the Company to be Year 2000 compliant.

The Company has also reviewed its internal support systems and, to the extent possible, its vendors' systems to confirm Year 2000 compliance. Any failure of the Company or its suppliers or clients to be Year 2000 compliant could have a material adverse effect on the Company's business, financial condition or results of operations. The Company has expensed all costs associated with these systems' changes as the costs are incurred.

(8)  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

                                           March 31,        December 31,
                                             1999              1998
                                          ---------         ------------

Accounts payable                          $  1,161           $  1,161
Sales tax payable                              113                145
Sales tax contingencies                        615                615
Deferred rent                                  193                205
Accrued payroll                                192                 76
Accrued legal                                  135                127
Accrued vacation                               213                193
Other                                          467                233
                                          --------           --------
                                          $  3,089           $  2,755
                                          ========           ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

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

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

COMPUTER SOFTWARE. Sales of computer software licenses accounted for approximately 45.1% of the Company's total revenue for the three months ended March 31, 1999. Computer software license fees consist of license fees for the new installation of the Company's MACS software and related modules and additional user license fees, and CPU upgrades for its existing clients. Computer software license fees are based on the number of users and type and number of CPUs. Computer software license fees increased 96.6% to $4.1 million during the three months ended March 31, 1999 compared to $2.1 million in 1998. This increase resulted from an increase in computer software sales to both new and existing clients. New client computer software sales increased from $948,000 for the three months ended March 31, 1998 to $1.9 million in 1999, and computer software upgrades increased from $1.1 million to $2.2 million for the same period. The increase in 1999 resulted from an expanded client base and several of the Company's larger clients performing major system upgrades.

COMPUTER HARDWARE. Sales of computer hardware accounted for approximately 26.6% of the Company's total revenue for the three months ended March 31, 1999. Sales of computer hardware consist of sales of computer systems, peripheral components and third-party software. Computer hardware revenue increased 40.2% to $2.4 million for the three months ended March 31, 1999, compared to $1.7 million for the three months ended March 31, 1998. Computer hardware revenue relating to new client sales decreased 30.8% to $827,000 for the three months ended March 31, 1999, compared to $1.2 million for the same period in 1998. The decrease resulted from a shift in the quarter to leasing transactions whereby the Company only records a commission on the sale rather than the total sale amount, which is based on the difference between the Company's cost and selling price to the client. Computer hardware upgrades increased by 203.1% to $1.6 million for the three months ended March 31, 1999, compared to $521,000 for the same period in 1998. The increase in 1999 resulted from an expanded client base and several of the Company's larger clients performing major system upgrades.

SUPPORT. Support revenue accounted for approximately 18.0% of the Company's total revenue during the three months ended March 31, 1999. Support revenue consists of fees for technical support services and product enhancements for the MACS software and integrated third-party software utilities. Support revenue typically represents 17% of the underlying license fee each year. Support revenue increased 33.4% to $1.6 million during the three months ended March 31, 1999, compared to $1.2 million for the three months ended March 31, 1998. The increase resulted from the addition of new clients during 1998 and 1999, as well as support fee increases related to software user license upgrades.

SERVICES. Services revenue accounted for approximately 10.3% of the Company's revenue for the three months ended March 31, 1999. Services revenue consists principally of revenue derived from training, consulting, and custom programming. Services revenue increased 80.4% to $934,000 in the three months ended March 31, 1999, compared to $517,000 in 1998. This increase was due to increases in consulting and training services, new client software modifications, and custom interfaces to third-party products.

TOTAL REVENUE. Total revenue increased 63.7% to $9.1 million for the three months ended March 31, 1999, compared to $5.5 million in 1998. New client sales increased 30.0% to $2.8 million from $2.1 million for the three months ended March 31, 1998. The increase was due to higher average revenue per installation than during the three months ended

March 31, 1998. Also contributing to the increase were sales of systems modules and sales of WebOrder and the MACS for NT product. Revenue from client system and component upgrades increased by 124.6% to $3.7 million for the three months ended March 31, 1999, compared to $1.6 million in 1998 due to an expanding client base and increased sales efforts directed toward existing clients.

COST OF COMPUTER SOFTWARE. Cost of computer software, which includes installation and training salaries directly related to new software sales and subcontractor fees, increased 2.7% to $586,000 during the three months ended March 31, 1999, compared to $571,000 for the three months ended March 31, 1998. The increase is attributable to the addition of personnel for training and installation. Cost of computer software as a percentage of total revenue decreased to 6.5% from 10.3% for the three months ended March 31, 1998. Cost of computer software as a percentage of software license fees decreased to 14.4% from 27.5% for the three months ended March 31, 1998. These decreases are due to greater efficiencies and increased utilization of personnel resources in 1999 as well as increased software license upgrades which have no cost associated with the sale.

COST OF COMPUTER HARDWARE. Cost of computer hardware, which consists of purchases of computer systems, peripheral components and third party software, increased 28.7% to $1.7 million for the three months ended March 31, 1999, compared to $1.3 million in 1998. This increase was related to the 40.2% increase in computer hardware revenue for the three months ended March 31, 1999 compared to 1998. Costs of computer hardware as a percentage of total revenue decreased to 18.7% in 1999 from 23.7% in 1998, due primarily to a shift in sales mix reducing the relative contribution of computer hardware sales. Costs of computer hardware as a percentage of computer hardware revenue was 70.1% and 76.4% for the three months ended March 31, 1999 and 1998, respectively. The decrease resulted from leasing transactions whereby the Company had no cost associated with the sale. In such situations, the Company records only a commission, which is based on the difference between the Company's cost and selling price to the client.

COST OF SUPPORT. Cost of support consists primarily of personnel costs associated with the support of the Company's MACS product and third-party computer software packages and the cost of MACS user documentation distributed to clients. Cost of support increased 50.5% to $1.1 million for the three months ended March 31, 1999 from $720,000 million in 1998. The increase was due to a significant increase in support personnel necessary to meet the growing client base. Cost of support as a percentage of total revenue decreased to 12.0% for the three months ended March 31, 1999 from 13.0% in 1998. Cost of support as a percentage of support revenue increased to 66.6% for the three months ended March 31, 1999 from 59.1% in 1998.

COST OF SERVICES. Cost of services, which consists of salaries for professional services employees, and allocated salaries for training and programming personnel, increased 66.4% to $711,000 during the three months ended March 31, 1999, compared to $427,000 in 1998. The increase was due to the addition of professional service employees and a greater allocation of programming personnel related to the increases in custom programming revenue. Cost of services as a percentage of total revenue increased to 7.9% from 7.7% for the three months ended March 31, 1998. Cost of services as a percentage of services revenue decreased to 76.1% for the three months ended March 31, 1999 from 82.5% in 1998. The decrease was related to increased utilization of available resources and higher pricing for professional services.

TOTAL COST OF SALES AND SERVICES. Total cost of sales and services increased by 34.3% to $4.1 million for the three months ended March 31, 1999, compared to $3.0 million in 1998. The increase in total cost of sales and services is attributable to higher hardware cost in the amount of $376,000, and an increase of $663,000 in personnel cost.

GENERAL AND ADMINISTRATIVE. General and administrative expenses include the cost of the Company's finance, human resources, information services, and administrative functions. General and administrative expenses increased 48.6% to $2.1 million for the three months ended March 31, 1999, compared to $1.4 million in 1998. This increase was primarily due to $317,000 in additional salaries and benefits resulting from increases in administrative personnel related to an expanding workforce and client base, and approximately $367,000 of additional communication, recruiting, insurance, travel, professional fees, equipment and office expenses related to the expanded workforce. General and administrative expenses as a percentage of total revenue decreased to 23.1% for the three months ended March 31, 1999 from 25.4% in 1998.

SALES AND MARKETING. Sales and marketing expenses include personnel costs, sales commissions related to sales and marketing of the Company's products and services, and the cost of advertising, public relations and participation in industry conferences and trade shows. Sales and marketing expenses increased by 115.1% to $1.1 million for the three months ended March 31, 1999, compared to $521,000 in 1998. This increase resulted from additional personnel costs, increased trade show expenses, and expanded marketing and advertising programs. Sales and marketing expenses as a percentage of total revenue increased to 12.4% for the three months ended March 31, 1999 from 9.4% for the three months ended March 31, 1998.

RESEARCH AND DEVELOPMENT. Research and development expenses include costs associated with the development of new products. Such expenses consist primarily of employee salaries and benefits, consulting expenses (including amounts paid to subcontractors for development work), and the cost of development software and hardware. Research and development expenses increased 35.1% to $655,000 during the three months ended March 31, 1999, compared to $485,000 in 1998. This increase was primarily due to improvements to existing products and ongoing development of new products such as various new modules and MACS for UNIX.

INCOME FROM OPERATIONS. As a result of the foregoing factors, the Company's income from operations increased by $1.0 million to $1.1 million for the three months ended March 31, 1999 as compared to income of $89,000 for the three months ended March 31, 1998.

OTHER INCOME (EXPENSE) NET. Net interest income, which includes interest expense associated with the $12.0 million aggregate principal amount of Convertible Debentures held by certain lenders (the "Lenders"), and interest income on available cash, increased 122.2% to $96,000 for the three months ended March 31, 1999, compared to net interest expense of $434,000 for the same period in 1998. The increase was due to an interest income earned on proceeds received from the Company's initial public offering on January 29, 1999, and the underwriter exercising the overallotment option to purchase additional shares from the Company on February 26, 1999. This was offset by interest on the Convertible Debentures, which were converted on January 29, 1999, concurrent with the closing of the initial public offering.

INCOME TAX (EXPENSE) BENEFIT. The effective tax rate for the three months ended March 31, 1999 was 15.1%. The low tax rate for the first quarter of 1999 was due to a one-time tax benefit of $330,000 which resulted from the Company recording its beginning deferred tax assets in connection with the Company becoming a C Corporation as of January 1, 1999. The effective income tax rate differs from the federal statutory rates because of the following: (i) the effect of state income taxes; (ii) the full valuation of net losses of foreign subsidiaries and (iii) the set up of the beginning deferred tax assets. Also, effective rates vary between periods because of the differing effects the net losses of foreign subsidiaries have on income before income taxes.

NET INCOME (LOSS). As a result of the above factors, the Company's net income increased by $1.2 million to $ 1.0 million for the three months ended March 31, 1999 from a loss of $130,000 in 1998.

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

On June 30, 1997, the Convertible Debentures became convertible at the option of a majority in interest of the Lenders into the Convertible Preferred Stock and the Redeemable Preferred Stock. The fair value of the conversion features of the Convertible Debentures was determined to be $3.5 million based on the difference between the stated interest rates and the estimated market rate of such Debentures upon the date of issuance. This amount is included in additional paid-in capital in the accompanying consolidated balance sheets, with the resulting OID on the loan being amortized from the date of issuance through June 30, 1997.

On January 29, 1999, the Company and selling shareholders sold 4,410,000 shares of its common stock in an initial public offering from which the Company received proceeds of $43,483,000 net of underwriter commissions and offering costs. At that time, the debentures were converted into the Redeemable Convertible Preferred Stock and the Redeemable Participating Preferred Stock. Contemporaneous with the offering, the Lenders converted the Redeemable Convertible Stock into 2,255,614 shares of common stock.

On February 3, 1999, the Company redeemed in full the Redeemable Participating Preferred Stock for $12,000,000 and paid accrued interest in the amount of $4,665,000. On February 26, 1999, the underwriter exercised the option to purchase 661,500 additional shares of the Company's common stock from which the Company received net proceeds of $7,382,340.

At March 31, 1999, the Company's primary sources of liquidity consisted of cash and cash equivalents totaling $39.1 million.

The Company's operating activities have provided cash for three months ended March 31, 1999 and 1998, of $3.4 million and $2.0 million, respectively. For the three months ended March 31, 1999, the Company's operating cash was provided by operations, proceeds from the Company's initial public offering, underwriter's overallotment option, and client deposits received in advance of recognized revenue.

Cash used in investing activities was approximately $428,000 and $166,000, for the three months ended March 31, 1999 and 1998, respectively. This cash was used for capital expenditures in the ordinary course of business. The Company's capital expenditures relate primarily to purchases of computers, printers and software to support the Company's operations, as well as furniture, fixtures and leasehold improvements. The Company expects its rate of purchases of property and equipment to increase as its employee base grows.

For the three months ended March 31, 1999, cash provided by financing activities totaled $34.6 million, which consisted of proceeds received from the Company's initial public offering and the underwriters option to purchase additional shares, offset by repayment in full of the Convertible Debentures and accrued interest. Cash used in financing activities totaled $450,000 in 1998, which consisted of accrued interest on the Convertible Debenture.

As of March 31, 1999, the Company had working capital of approximately $39.8 million as compared to working capital of approximately $3,400 at March 31, 1998. The change in working capital from March 31, 1998 to March 31, 1999, resulted primarily from an increase in current assets of $39.0 million due to cash proceeds from the Company's initial public offering, the underwriters exercising their option to purchase additional shares from the Company, and income from operations.

YEAR 2000 COMPLIANCE

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the Year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, prior to January 1, 2000, computer systems and/or software used by many companies may need to be upgraded to comply with such Year 2000 requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. The original design of MACS featured a four-position century field, which provided century independence. The only exception to this feature was the GTS program developed by a third-party provider and incorporated into MACS to provide general ledger and accounts payable functions.

The Company's MACS products have been determined to be fully Year 2000 compliant, except for the GTS program. The Company performed tests of all major functionality within the MACS family of software products; specifically those areas which utilize date fields. GTS provided Year 2000 compliant code to the Company in September 1998. With respect to the GTS programs, the Company has identified all changes necessary to integrate the Year 2000 compliant code into MACS. The Company completed the internal functional integration and made available compliant code for supported MACS versions in March 1999. Total expenditures for time and materials to implement such changes were less than $40,000.

The Company has also reviewed all material vendor systems for Year 2000 compliance and either confirmed that these systems are Year 2000 compliant or obtained Year 2000 compliance statements from the respective vendor. All of the Company's mission-critical network and desktop software is Year 2000 compliant.

The Company anticipates total expenditures for time and materials to make such systems Year 2000 compliant was approximately $16,000. In addition, the Company has reviewed all of its internal systems including its hardware and software systems, its embedded systems, networks, accounting systems, and development, testing, training and demonstration platforms for Year 2000 compliance. The Company has upgraded all internal systems to Year 2000 compliant operating system versions where compliance statements were not provided for such systems. There were no material costs incurred by the Company in connection with testing its vendor or internal systems. All of the Company's non-IT systems are Year 2000 compliant. Any failure of the Company or its suppliers or clients to be Year 2000 compliant, however, could result in a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Management believes the risk of loss arising from adverse changes in interest rates, foreign currency exchange rates, commodity prices and other relevant market rates and prices, such as equity prices, if any, is immaterial.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is involved in legal proceedings incidental to the conduct of its business. Other than as disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, the Company believes that litigation, individually or in the aggregate, to which it is currently a party, is not likely to have a material adverse affect on the Company's business, financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On January 29, 1999, the Company and selling shareholders sold 4,410,000 shares of its common stock in an initial public offering from which the Company received proceeds of $43,483,000 net of underwriter commissions and offering costs. At that time, the outstanding Convertible Debentures were converted into Redeemable Convertible Preferred Stock and Redeemable Participating Preferred Stock. Contemporaneous with the offering, the Lenders converted the Redeemable Convertible Stock into 2,255,614 shares of common stock.

On February 3, 1999, the Company redeemed in full the Redeemable Participating Preferred Stock for $12,000,000 and paid accrued interest in the amount of $4,665,000. On February 26, 1999, the underwriter exercised the option to purchase 661,500 additional shares of the Company's common stock from which the Company received net proceeds of $7,382,340.

As of May 14, 1998, the proceeds of the Offering have been used as follows: (i) to redeem in full the Company's outstanding Redeemable Participating Preferred Stock ($12.0 million) and (ii) to repay accrued interest related to the Convertible Debentures ($4.7 million). The balance of the net proceeds of the Offering will be utilized to finance potential future acquisitions and for general corporate purposes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     (11) Statement on computation of per share earnings

     (27) Financial Data Schedule

(b)  Reports on Form 8-K

     None.

FORWARD LOOKING STATEMENTS

Certain matters discussed in this Form 10-Q may be "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, including but not limited to statements related to plans for future business development activities, anticipated costs of revenues, product mix and service revenues, research and development and selling, general and administrative activities, and liquidity and capital needs and resources. Such forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 14, 1999                      SMITH-GARDNER & ASSOCIATES, INC.

                                         By: /s/ Martin K. Weinbaum
                                             ----------------------------------
                                             Martin K. Weinbaum
                                             Vice President Finance and Chief
                                             Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)