Form 10-K405/A
period 1998-12-31
SMITH GARDNER & ASSOCIATES INC
filed 1999-05-24
CIK 935322

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                 Not Applicable

                                EXPLANATORY NOTE




         This Amended Annual Report on Form 10-K/A is being filed for the purpose of amending and restating "Item 8. Financial Statements and Supplementary Data," to include the city and state in the independent accountant's report dated February 12, 1999 and to include disclosure pertaining to SAB Topic 11M regarding SOP 98-9, MODIFICATION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN TRANSACTIONS.

                                    PART II

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


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

/s/ KPMG LLP


February 12, 1999
Ft. Lauderdale, Florida

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

              In March 1999, the AICPA issued SOP 98-9, MODIFICATIONS OF SOP 97-2, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN TRANSACTIONS, which amends SOP 97-2 guidance on vendor specific objective evidence (VSOE) for multiple element arrangements in which there is VSOE of fair market value of all the undelivered elements, and VSOE of fair value does not exist for one or more of the delivered elements. This SOP does not currently apply to the Company since VSOE of fair value exists for all elements in its contracts.

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

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM 8-K.

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

               Notes to Consolidated Financial Statements.

         (2) The following financial statement schedules are filed as part of this Form 10-K:

              Schedule I of Valuation and Qualifying Accounts.

         (3)  See Exhibit Index included elsewhere herein.

      (b) Reports on Form 8-K:

              None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amended Annual Report on Form 10-K/A to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 21, 1999
                                               SMITH-GARDNER & ASSOCIATES, INC.
                                                        (Registrant)

                                               By: /s/ Gary C. Hegna
                                                  ------------------------------
                                                  Gary C. Hegna
                                                  Chief Executive Officer
                                                  and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Amended Annual Report on Form 10-K/A has been signed by the following persons on behalf by the Registrant and in the capacities and on the dates indicated.

               SIGNATURE                                   TITLE                                    DATE
               ---------                                   -----                                    ----

/s/ Gary G. Hegna                       President, Chief Executive Officer and Director          May 21, 1999
---------------------------------       (Principal Executive Officer)
Gary G. Henna


/s/ Martin K. Weinbaum                  Vice President - Finance, Chief Financial                May 21, 1999
---------------------------------       Officer, Secretary and Treasurer
Martin K. Weinbaum                      (Principal Financial and Accounting Officer)


/s/ Allan Gardner                       Executive Vice President - Advanced                      May 21, 1999
---------------------------------       Technologies and Co-Chairman of the Board
Allan Gardner


/s/ Wilburn Smith                       Executive Vice President - Sales and Co-                 May 21, 1999
---------------------------------       Chairman of the Board
Wilburn Smith


/s/ Francis H. Zenie                    Director                                                 May 21, 1999
---------------------------------
Francis H. Zenie


/s/ Jacqueline C. Morby                 Director                                                 May 21, 1999
---------------------------------
Jacqueline C. Morby


/s/ James J. Felcyn, Jr.                Director                                                 May 21, 1999
---------------------------------
James J. Felcyn, Jr.




                                  EXHIBIT INDEX

EXHIBIT        DESCRIPTION
-------        -----------

23.1           Consent of KPMG LLP

