Form 10-Q
period 1999-06-30
SMITH GARDNER & ASSOCIATES INC
filed 1999-08-13
CIK 935322

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999


            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period from _________to _________

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,197,753 shares of the Registrant's Common Stock, par value $0.01 per share, were outstanding as of August 2, 1999.


===============================================================================

                        SMITH-GARDNER & ASSOCIATES, INC.

                                   FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1999

                                     INDEX


                                                                                        Page
                                                                                        ----
Part I.  Financial Information

     Item 1.  Condensed Consolidated Financial Statements
              a.) Condensed Consolidated Statements of Operations
                  for the Three Months and Six Months Ended June 30, 1999 and 1998.......3

              b.) Condensed Consolidated Balance Sheets
                  as of June 30, 1999 and December 31, 1998..............................4

              c.) Condensed Consolidated Statements of Cash Flows
                  for the Six Months Ended June 30, 1999 and 1998........................5

              d.) Notes to Condensed Consolidated Financial Statements...................6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................................9

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk................15

Part II.  Other Information

     Item 1.  Legal Proceedings ........................................................15

     Item 2.  Changes in Securities and Use of Proceeds.................................15

     Item 6.  Exhibits and Reports on Form 8-K..........................................15

Signatures..............................................................................16


                         PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               SMITH-GARDNER & ASSOCIATES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                               Three months ended          Six months ended
                                                                                    June 30,                    June 30,
                                                                              1999            1998         1999             1998
                                                                           ------------  ------------   ------------   ------------
Revenue:
      Computer software                                                         $4,837        $2,572         $8,921         $4,649
      Computer hardware                                                          4,334         3,359          6,741          5,076
      Support                                                                    1,806         1,214          3,433          2,434
      Services                                                                   1,341           984          2,274          1,501
                                                                           ------------  ------------   ------------   ------------
          Total revenue                                                         12,318         8,129         21,369         13,660
                                                                           ------------  ------------   ------------   ------------
Cost of revenue:
      Computer software                                                            714           703          1,301          1,273
      Computer hardware                                                          3,081         2,546          4,769          3,858
      Support                                                                    1,213           740          2,297          1,461
      Services                                                                     891           579          1,601          1,006
                                                                           ------------  ------------   ------------   ------------
           Total cost of revenue                                                 5,899         4,568          9,968          7,598
                                                                           ------------  ------------   ------------   ------------
Gross margin                                                                     6,419         3,561         11,401          6,062
Operating expenses:
       General and administrative                                                2,072         1,510          4,163          2,917
       Sales and marketing                                                       1,570           554          2,690          1,074
       Research and development                                                    728           576          1,382          1,061
                                                                           ------------  ------------   ------------   ------------
          Total operating expenses                                               4,370         2,640          8,235          5,052
                                                                           ------------  ------------   ------------   ------------
Operating income                                                                 2,049           921          3,166          1,010
Other income (expense)                                                             447          (430)           544           (864)
                                                                           ------------  ------------   ------------   ------------
Income before income taxes                                                       2,496           491          3,710            146
Income tax expense                                                                 948            --          1,131             --
                                                                           ------------  ------------   ------------   ------------
Net income                                                                      $1,548         $ 491         $2,579          $ 146
                                                                           ============  ============   ============   ============

Basic net income per share                                                      $ 0.13        $ 0.09         $ 0.23         $ 0.03
                                                                           ============  ============   ============   ============
Diluted net income per share                                                    $ 0.12        $ 0.09          $0.22          $0.03
                                                                           ============  ============   ============   ============

Weighted average shares used in historical basic per share computation          12,197         5,263         11,019          5,263
                                                                           ============  ============   ============   ============
Weighted average shares used in historical diluted per share computation        12,711         5,263         11,533          5,263
                                                                           ============  ============   ============   ============

Income before pro forma income tax expense                                       2,496           491          3,710            146
Pro forma provision for income tax expense (benefit)                               948           198          1,461            (17)
                                                                           ------------  ------------   ------------   ------------
Pro forma net income                                                             1,548           293          2,249            163
                                                                           ============  ============   ============   ============
Pro forma basic net income per share                                            $ 0.13        $ 0.06         $ 0.20         $ 0.03
                                                                           ============  ============   ============   ============
Pro forma diluted net income per share                                          $ 0.12        $ 0.06          $0.20          $0.03
                                                                           ============  ============   ============   ============
Weighted average shares used in pro forma basic per share computation           12,197         5,263         11,019          5,263
                                                                           ============  ============   ============   ============
Weighted average shares used in pro forma diluted per share computation         12,711         5,263         11,533          5,263
                                                                           ============  ============   ============   ============



     See accompanying notes to condensed consolidated financial statements

               SMITH-GARDNER & ASSOCIATES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                                  June 30,             December 31,
                                                                                    1999                   1998
                                                                              -----------------      ------------------
                                                                                (unaudited)
                               ASSETS
Current assets:
    Cash and cash equivalents                                                      $38,390                 $ 1,577
    Accounts receivable, net of allowance for doubtful accounts of
       $504 at June 30, 1999 and $459 at December 31, 1998                           8,272                   5,855
    Inventory                                                                          104                     198
    Deferred income taxes                                                              527                      --
    Prepaid expenses and other current assets                                          457                     195
                                                                          -----------------      ------------------
        Total current assets                                                        47,750                   7,825

Property and equipment, net                                                          1,595                     985
Deferred offering costs                                                                 --                     552
Other assets                                                                            69                     108
                                                                          -----------------      ------------------
                Total assets                                                       $49,414                 $ 9,470
                                                                          =================      ==================



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable and accrued expenses                                          $ 4,680                 $ 2,755
    Income tax payable                                                                 601                      --
    Current portion of capital lease obligation                                         44                      --
    Deferred revenue                                                                 1,299                   1,165
                                                                          -----------------      ------------------
        Total current liabilities                                                    6,624                   3,920

Convertible debt and accrued interest                                                   --                  16,500
Long term portion of capital lease obligation                                          135                      --
Deferred income taxes                                                                   64                      --
                                                                          -----------------      ------------------
        Total liabilities                                                            6,823                  20,420

Stockholders' equity (deficit):
    Common stock, $.01 par value. Authorized 50,000,000
      shares; issued and outstanding 12,197,628 shares
      and 5,263,100 at June 30, 1999 and December 31,
      1998, respectively.                                                              122                      53
    Additional paid in capital                                                      54,409                   3,516
    Accumulated deficit                                                            (11,940)                (14,519)
                                                                          -----------------      ------------------
        Total stockholders' equity (deficit)                                        42,591                 (10,950)
                                                                          -----------------      ------------------
                Total liabilities and stockholders' equity (deficit)               $49,414                 $ 9,470
                                                                          =================      ==================



     See accompanying notes to condensed consolidated financial statements

               SMITH-GARDNER & ASSOCIATES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                          For Six Months Ended
                                                                               June 30,
                                                                      -----------------------------
                                                                          1999             1998
                                                                      -------------     -----------
  Net income                                                             $2,579           $ 146
  Adjustments to reconcile net income
    to net cash provided by operating activities:
       Depreciation                                                         221             149
       Non-cash compensation expense                                         11               7
       Bad debt expense                                                      68              --
       Deferred income taxes                                               (463)             --
       Change in assets and liabilities:
         Accounts receivable                                             (2,485)         (1,312)
         Inventory                                                           94            (730)
         Prepaid expenses and other current assets                         (262)            (31)
         Other assets                                                        39              --
         Accounts payable and accrued expenses                            1,925             916
         Income tax payable                                                 601              --
         Accrued interest payable                                        (4,500)            900
         Deferred revenue                                                   134           2,008
                                                                   -------------     -----------
            Net cash provided by (used in) operating
              activities                                                 (2,038)          2,053

Cash flows used in investing activities:
   Capital expenditures                                                    (652)           (345)
                                                                   -------------     -----------
            Net cash used in investing activities                          (652)           (345)

Cash flows provided by financing activities:
    Payment of convertible debt                                         (12,000)             --
    Issuance of common stock, net of offering costs                      51,503              --
                                                                   -------------     -----------
            Net cash provided by (used in) financing
              activities                                                 39,503              --
                                                                   -------------     -----------
Net increase (decrease) in cash and cash equivalents                     36,813           1,708
Cash and cash equivalents at beginning of period                          1,577             169
                                                                   -------------     -----------
Cash and cash equivalents at end of period                              $38,390         $ 1,877
                                                                   =============     ===========
Supplemental cash flow information:
  Cash paid for interest                                                  4,665              --
                                                                   =============     ===========
  Cash paid for income taxes                                                915              --
                                                                   =============     ===========
Supplemental non-cash flow transactions:
  Capital lease additions                                                $  179            $ --
                                                                   =============     ===========




     See accompanying notes to condensed consolidated financial statements

               SMITH-GARDNER & ASSOCIATES, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (unaudited)
                                 June 30, 1999

(1)  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the periods presented have been included. These condensed consolidated financial statements should be read in connection with the Annual Report on Form 10-K of Smith Gardner and Associates, Inc. as of and for the year ended December 31, 1998.

(2)  PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements include the accounts of the Company and its two wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(3)  COMPLETION OF INITIAL PUBLIC OFFERING AND CONVERSION

On January 29, 1999, the Company and selling shareholders sold 4,410,000 shares of its common stock in an initial public offering from which the Company received proceeds of $43,483,000, net of underwriter commissions and offering costs. At that time, the Company's $12 million outstanding convertible debentures (the "Convertible Debentures") were converted into redeemable convertible preferred stock and redeemable participating preferred stock and the redeemable convertible preferred stock was then converted into 2,255,614 shares of common stock.

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

Pro forma basic income per share is calculated by dividing pro forma net income by the weighted average number of shares of common stock outstanding. Pro forma diluted net income per share was computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of common equivalent shares ("CSE's") outstanding using the treasury stock method.


                                                        Three Months Ended               Six Months Ended
                                                             June 30,                        June 30,
                                                    ----------------------------   ------------------------------
                                                       1999           1998            1999             1998
                                                    -------------  -------------   --------------   -------------
BASIC NET INCOME:

Net income                                                $1,548          $  491         $ 2,579           $ 146
                                                    =============  ==============   =============   =============
Weighted average common shares outstanding                12,197           5,263          11,019           5,263
                                                    =============  ==============   =============   =============

Basic net income per share                                $  .13          $  .09          $  .23           $ .03
                                                    =============  ==============   =============   =============

DILUTED NET INCOME:

Net income                                                $1,548           $ 491         $ 2,579           $ 146
                                                    =============  ==============   =============   =============
Weighted average common shares outstanding                12,197           5,263          11,019           5,263
Common stock equivalents                                     514              --             514              --
                                                    -------------  --------------   -------------   -------------
Equivalent shares                                         12,711           5,263          11,533           5,263
                                                    =============  ==============   =============   =============

Diluted net income per share                              $  .12          $  .09          $  .22           $ .03
                                                    =============  ==============   =============   =============

PRO FORMA DATA:

BASIC NET INCOME:

Pro forma net income                                      $1,548          $  293         $ 2,249           $ 163
                                                    =============  ==============   =============   =============
Weighted average common shares outstanding                12,197           5,263          11,019           5,263
                                                    =============  ==============   =============   =============

Pro forma basic net income per share                      $  .13          $  .06          $  .20           $ .03
                                                    =============  ==============   =============   =============

DILUTED NET INCOME:

Pro forma net income                                      $1,548           $ 293         $ 2,249           $ 163
                                                    =============  ==============   =============   =============
Weighted average common shares outstanding                12,197           5,263          11,019           5,263
Common stock equivalents                                     514              --             514              --
                                                    -------------  --------------   -------------   -------------
Equivalent shares                                         12,711           5,263          11,533           5,263
                                                    =============  ==============   =============   =============

Pro forma diluted net income  per share                   $  .12          $  .06          $  .20           $ .03
                                                    =============  ==============   =============   =============



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

In October 1997, the American Institute of Certified Public Accountants (AICPA) issued SOP 97-2, Software Revenue Recognition, which superseded SOP 91-1. The Company adopted SOP 97-2 for software transactions entered into in 1997. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on vendor specific objective evidence (VSOE) of the relative fair values of the elements. VSOE is determined by the price charged when the element is sold separately. For an element not yet being sold separately, VSOE is determined using management's best estimate based on development costs of the element to date. The revenue allocated to hardware and software products generally is recognized when the hardware and software have been delivered and installed, the fee is fixed and determinable and the collectibility is probable. The revenue allocated to post contract customer support is consistent with fees charged for renewals and is recognized ratably over the term of the support. Revenue allocated to service elements is recognized as the services are performed. The adoption of SOP 97-2 did not have a material impact on the Company's results of operations.

In March 1999, SOP 98-9 was issued which amends SOP 97-2 guidance on VSOE for multiple element arrangements in which there is VSOE of fair value of all the undelivered elements, and VSOE of fair value does not exist for one or more of the delivered elements. This SOP does not currently apply to the Company since VSOE of fair value exists for all elements in the Company's contracts.

(6)  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

                                         June 30,           December 31,
                                           1999                 1998
                                     -----------------    -----------------

Accounts payable                          $  2,194             $  1,161
Sales tax payable                              869                  760
Deferred rent                                  181                  205
Accrued payroll                                581                   76
Accrued legal                                  132                  127
Accrued vacation                               193                  193
Other                                          530                  233
                                     -----------------    -----------------
                                          $  4,680             $  2,755
                                     =================    =================


(7)  INCOME TAXES

On January 1, 1999, the Company terminated its S-corporation status. In connection with this termination, the Company now records income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for income taxes. The pro forma income tax expense (benefit) presented on the condensed consolidated statements of operations for the three months and six months ended June 30, 1998 represent the estimated taxes that would have been recorded had the Company been a C corporation for income tax purposes for the three months and six months ended June 30, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, AND THE RELATED NOTES THERETO, INCLUDED ELSEWHERE HEREIN. IN ADDITION, REFERENCE SHOULD BE MADE TO THE COMPANY'S AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO, AND RELATED MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS INCLUDED IN THE COMPANY'S MOST RECENT ANNUAL REPORT ON FORM 10-K.

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

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

COMPUTER SOFTWARE. Sales of computer software licenses accounted for approximately 39.3% of the Company's total revenue for the three months ended June 30, 1999. Computer software license fees consist of license fees for the new installation of the Company's MACS software and related modules, and additional user license fees and software upgrades for its existing clients. Computer software license fees are based on the number of users and type and number of CPUs. Computer software license fees increased 88.1% to $4.8 million during the three months ended June 30, 1999 compared to $2.6 million for the same period in 1998. This increase resulted from an increase in computer software sales to both new and existing clients. New client computer software sales increased from $1.9 million for the three months ended June 30, 1998 to $2.7 million in 1999, and computer software upgrades increased from $719,000 to $2.1 million for the same periods. The increase was related to more new client installations in 1999, an expanded client base, several of the Company's clients performing system upgrades, and increased purchases of optional modules.

COMPUTER HARDWARE. Sales of computer hardware accounted for approximately 35.2% of the Company's total revenue for the three months ended June 30, 1999. Sales of computer hardware consist of sales of computer systems, peripheral components and third-party software. Computer hardware revenue increased 29.0% to $4.3 million for the three months ended June 30, 1999, compared to $3.4 million for the three months ended June 30, 1998. Computer hardware revenue relating to new client sales increased 4.0% to $2.6 million for the three months ended June 30, 1999, compared to $2.5 million for the same period in 1998. The marginal increase in computer hardware sales to new clients is attributable to a shift to leasing arrangements whereby the Company only records a commission on the sale which is based on the difference between the Company's cost and selling price to the client. Computer hardware upgrades increased by 99.1% to $1.8 million for the three months ended June 30, 1999, compared to $883,000 for the same period in 1998. The increase in 1999 resulted from an expanded client base and several of the Company's clients performing system upgrades.

SUPPORT. Support revenue accounted for approximately 14.7% of the Company's total revenue during the three months ended June 30, 1999. Support revenue consists of fees for technical support services and product enhancements for the MACS software, optional modules, and integrated third-party software utilities. Support revenue typically represents 17% of the underlying license fee each year. Support revenue increased 48.8% to $1.8 million during the three months ended June 30, 1999, compared to $1.2 million for the three months ended June 30, 1998. The increase resulted from the addition of new clients during 1998 and 1999, as well as support fee increases related to software user license upgrades.

SERVICES. Services revenue accounted for approximately 10.9% of the Company's revenue for the three months ended June 30, 1999. Services revenue consists principally of revenue derived from training, consulting, and custom programming. Services revenue increased 36.2% to $1.3 million in the three months ended June 30, 1999 compared to $984,000 for the same period in 1998. This increase was due primarily to an expanded client base and increased demand for consulting and training services.

TOTAL REVENUE. Total revenue increased 51.5% to $12.3 million for the three months ended June 30, 1999, compared to $8.1 million for the same period in 1998. New client sales increased 22.1% to $5.3 million from $4.3 million for the three months ended June 30, 1998. The increase was due to a higher number of installations during the three months ended June 30, 1999, compared to the same period in 1998. Also contributing to the increase were sales of optional modules and sales of WebOrder and the MACS for NT product. Revenue from client system and component upgrades increased by 143.0% to $3.9 million for the three months ended June 30, 1999, compared to $1.6 million for the same period in 1998, due to an expanding client base and increased sales efforts directed toward existing clients.

COST OF COMPUTER SOFTWARE. Cost of computer software, which includes installation and training salaries directly related to new software sales and subcontractor fees, increased 1.7% to $714,000 during the three months ended June 30, 1999, compared to $703,000 for the three months ended June 30, 1998. The increase is attributable to the addition of personnel for training and installation. Cost of computer software as a percentage of total revenue decreased to 5.8% from 8.6% for the three months ended June 30, 1998. Cost of computer software as a percentage of software license fees decreased to 14.8% from 27.3% for the three months ended June 30, 1998. These decreases are due to greater efficiencies and increased utilization of personnel resources in 1999 as well as increased software license upgrades, which have minimal cost associated with the sale.

COST OF COMPUTER HARDWARE. Cost of computer hardware, which consists of purchases of computer systems, peripheral components and third party software, increased 21.0% to $3.1 million for the three months ended June 30, 1999, compared to $2.5 million for the same period in 1998. This increase was related to the 29.0% increase in computer hardware revenue for the three months ended June 30, 1999 compared to 1998. Costs of computer hardware as a percentage of total revenue decreased to 25.0% in the three months ended June 30, 1999 from 31.3% for the same period in 1998, due primarily to a shift in sales mix reducing the relative contribution of computer hardware sales. Costs of computer hardware as a percentage of computer hardware revenue was 71.1% and 75.8% for the three months ended June 30, 1999 and 1998, respectively. The decrease resulted from leasing transactions whereby the Company had no cost associated with the sale. In such situations, the Company records only a commission, which is based on the difference between the Company's cost and selling price to the client.

COST OF SUPPORT. Cost of support consists primarily of personnel costs associated with the support of the Company's MACS product and third-party computer software packages and the cost of MACS user documentation distributed to clients. Cost of support increased 63.9% to $1.2 million for the three months ended June 30, 1999 from $740,000 for the same period in 1998. The increase was due to a significant increase in support personnel necessary to meet the requirements of a growing client base. Cost of support as a percentage of total revenue increased to 9.9% for the three months ended June 30, 1999 from 9.1% for the same period in 1998. Cost of support as a percentage of support revenue increased to 67.2% for the three months ended June 30, 1999 from 61.0% for the same period in 1998.

COST OF SERVICES. Cost of services, which consists of salaries for professional services employees, allocated salaries for training and programming personnel, and payments to outside contractors, increased 53.9% to $891,000 during the three months ended June 30, 1999, compared to $579,000 for the same period in 1998. The increase was due to the addition of professional service and training staff, and a greater allocation of programmer salaries. Cost of services as a percentage of total revenue increased to 7.2% from 7.1% for the three months ended June 30, 1998. Cost of services as a percentage of services revenue increased to 66.4% for the three months ended June 30, 1999 from 58.8% for the same period in 1998. The increase was related to the addition of professional services and programming personnel to meet client demand.

TOTAL COST OF SALES AND SERVICES. Total cost of sales and services increased by 29.2% to $5.9 million for the three months ended June 30, 1999, compared to $4.6 million for the same period in 1998. The increase in total cost of sales and services is attributable to higher hardware cost in the amount of $535,000, and an increase of $815,000 in personnel and other costs.

GENERAL AND ADMINISTRATIVE. General and administrative expenses include the cost of the Company's finance, human resources, information services, and administrative functions. General and administrative expenses increased 37.4% to $2.1 million for the three months ended June 30, 1999, compared to $1.5 million in 1998. This increase was primarily due to $131,000 in additional salaries and benefits related to an expanding workforce and client base, and approximately $431,000 of additional communication, recruiting, insurance, professional fees, and other expenses related to the increased headcount. General and administrative expenses as a percentage of total revenue decreased to 16.8% for the three months ended June 30, 1999 from 18.6% for the same period in 1998.

SALES AND MARKETING. Sales and marketing expenses include personnel costs, sales commissions related to sales and marketing of the Company's products and services, and the cost of advertising, public relations and participation in industry conferences and trade shows. Sales and marketing expenses increased by 183.6% to $1.6 million for the three months ended June 30, 1999, compared to $554,000 for the same period in 1998. This increase resulted from additional personnel costs, increased trade show expenses, and expanded marketing and advertising programs. Sales and marketing expenses as a percentage of total revenue increased to 12.8% for the three months ended June 30, 1999 from 6.8% for the three months ended June 30, 1998.

RESEARCH AND DEVELOPMENT. Research and development expenses include costs associated with the development of new products. Such expenses consist primarily of employee salaries and benefits, consulting expenses (including amounts paid to subcontractors for development work), and the cost of development software and hardware. Research and development expenses increased 26.3% to $727,000 during the three months ended June 30, 1999 compared to $576,000 for the same period in 1998. This increase was primarily due to improvements to existing products and ongoing development of new products such as various modules and MACS for UNIX.

INCOME FROM OPERATIONS. As a result of the foregoing factors, the Company's income from operations increased by $1.1 million to $2.0 million for the three months ended June 30, 1999 as compared to income of $922,000 for the three months ended June 30, 1998.

OTHER INCOME (EXPENSE) NET. Net interest income, which includes interest income on available cash and interest expense associated with the $12.0 million aggregate principal amount of Convertible Debentures held by certain lenders (the "Lenders"), increased to $447,000 for the three months ended June 30, 1999, compared to net interest expense of $430,000 for the same period in 1998. The increase was due to interest income earned on proceeds received from the Company's initial public offering on January 29, 1999, and the underwriter exercising the overallotment option to purchase additional shares from the Company on February 26, 1999. Also, the Company is no longer accruing interest on the Convertible Debentures, which were converted on January 29, 1999, concurrent with the closing of the initial public offering.

INCOME TAX (EXPENSE) BENEFIT. The historical effective tax rate for the three months ended June 30, 1999 was 38.0%. There was no effective tax rate applicable for the three months ended June 30, 1998 due to the Company's Subchapter S Corporation status. The pro forma effective tax rate for the three months ended June 30, 1999 was 38.0% compared to a pro forma effective tax rate of 40.3% for the same period in 1998 which assumed the Company was a C Corporation. The effective income tax rate differs from the federal statutory rates because of the following: (i) the effect of state income taxes and (ii ) net losses of foreign subsidiaries for which no income tax benefit has been realized. Also, effective rates vary between periods because of the differing effects the net income and losses of foreign subsidiaries have on income before income taxes.

NET INCOME. As a result of the above factors, the Company's net income increased by $1.1 million to $ 1.5 million for the three months ended June 30, 1999 from net income of $491,000 in 1998. The Company's pro forma net income increased by $1.2 million to $ 1.5 million for the three months ended June 30, 1999 from pro forma net income of $293,000 for the same period in 1998.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

COMPUTER SOFTWARE. Sales of computer software licenses accounted for approximately 41.8% of the Company's total revenue for the six months ended June 30, 1999. Computer software license fees increased 91.9% to $8.9 million during the six months ended June 30, 1999 compared to $4.6 million for the same period in 1998. This increase is attributable to an increase in computer software sales to new and existing clients. New client computer software sales increased from $2.8 million for the six months ended June 30, 1998 to $4.6 million for the same period in 1999, and computer software upgrades increased from $1.8 million to $4.3 million for the same periods. The increase in 1999 resulted from a higher number of new client installations and several of the Company's existing clients implementing system upgrades.

COMPUTER HARDWARE. Sales of computer hardware accounted for approximately 31.5% of the Company's total revenue for the six months ended June 30, 1999. Computer hardware revenue increased 32.8% to $6.7 million for the six months ended June 30, 1999, compared to $5.1 million for the six months ended June 30, 1998. Computer hardware revenue relating to new client sales decreased 7.3% to $3.4 million for the six months ended June 30, 1999, compared to $3.7 million for the same period in 1998. The decrease resulted from a shift to leasing arrangements whereby the Company only records a commission on the sale, which is based on the difference between the Company's cost and selling price to the client. Computer hardware upgrades increased by 137.7% to $3.3 million for the six months ended June 30, 1999, compared to $1.4 million for the same period in 1998. The increase in 1999 was attributable to an expanded client base and several of the Company's clients performing major system upgrades.

SUPPORT. Support revenue accounted for approximately 16.1% of the Company's total revenue during the six months ended June 30, 1999. Support revenue increased 41.0% to $3.4 million during the six months ended June 30, 1999, compared to $2.4 million for the six months ended June 30, 1998. The increased support revenue resulted from the addition of new clients during 1998 and 1999, as well as support fee increases related to software user license upgrades.

SERVICES. Services revenue accounted for approximately 10.6% of the Company's revenue for the six months ended June 30, 1999. Services revenue increased 51.5% to $2.3 million in the six months ended June 30, 1999 compared to $1.5 million for the same period in 1998. This increase was due to growing demand for consulting and training services, new client software modifications, and custom interfaces to third-party products.

TOTAL REVENUE. Total revenue increased 56.4% to $21.4 million for the six months ended June 30, 1999, compared to $13.7 million for the same period in 1998. New client sales increased 24.2% to $8.0 million from $6.5 million for the six months ended June 30, 1998. The increase was due to the higher number of installations during the six months ended June 30, 1998. Also contributing to the increase were sales of the WebOrder and the MACS for NT products, and optional modules. Revenue from client system and component upgrades increased by 134.9% to $7.6 million for the six months ended June 30, 1999, compared to $3.3 million for the same period in 1998 due to an expanding client base and increased sales efforts directed toward existing clients.

COST OF COMPUTER SOFTWARE. Cost of computer software increased 2.1% to $1.3 million during the six months ended June 30, 1999, compared to $1.3 million for the six months ended June 30, 1998. The increase is attributable to the addition of training and installation personnel. Cost of computer software as a percentage of total revenue decreased to 6.1% from 9.3% for the six months ended June 30, 1998. Cost of computer software as a percentage of software license fees decreased to 14.6% from 27.4% for the six months ended June 30, 1998. The decrease is due to increased utilization of personnel resources in 1999, as well as increased software license upgrades which have no cost associated with the sale.

COST OF COMPUTER HARDWARE. Cost of computer hardware increased 23.6% to $4.8 million for the six months ended June 30, 1999, compared to $3.9 million for the same period in 1998. This increase to hardware cost is related to the 32.8% increase in computer hardware revenue for the six months ended June 30, 1999 compared to 1998. Costs of computer hardware as a percentage of total revenue decreased to 22.3% in 1999 from 28.2% in 1998, due primarily to a shift in sales mix reducing the relative contribution of computer hardware sales. Costs of computer hardware as a percentage of computer hardware revenue was 70.8% and 76.0% for the six months ended June 30, 1999 and 1998, respectively. The decrease resulted from leasing transactions whereby the Company had no cost associated with the sale. In such situations, the Company records only a commission, which is based on the difference between the Company's cost and selling price to the client.

COST OF SUPPORT. Cost of support increased 57.3% to $2.3 million for the six months ended June 30, 1999 from $1.5 million for the same period in 1998. The increase was due to a significant increase in support personnel necessary to meet the requirements of the growing client base. Cost of support as a percentage of total revenue increased to 10.8% for the six months ended June 30, 1999 from 10.7% for the same period in 1998. Cost of support as a percentage of support revenue increased to 66.9% for the six months ended June 30, 1999 from 60.0% for the same period in 1998.

COST OF SERVICES. Cost of services increased 59.2% to $1.6 million during the six months ended June 30, 1999, compared to $1.0 million for the same period in 1998. The increase was due to the addition of professional service employees and a greater allocation of programming personnel related to the increases in custom programming revenue. Cost of services as a percentage of total revenue increased to 7.5% from 7.4% for the six months ended June 30, 1998. Cost of services as a percentage of service revenue increased to 70.4% for the six months ended June 30, 1999 from 67.0% in 1998. The increase was related to the addition of personnel to meet the demand for custom programming, training and professional services.

TOTAL COST OF SALES AND SERVICES. Total cost of sales and services increased by 31.2% to $10.0 million for the six months ended June 30, 1999, compared to $7.6 million for the same period in 1998. The increase in total cost of sales and services is attributable to higher hardware and personnel costs.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 42.7% to $4.2 million for the six months ended June 30, 1999, compared to $2.9 million for the same period in 1998. This increase was primarily due to $390,000 in additional salaries and benefits resulting from increases in administrative personnel related to an expanding workforce and client base, and approximately $856,000 of additional communication, recruiting, insurance, travel, professional fees, and other expenses related to the expanded workforce. General and administrative expenses as a percentage of total revenue decreased to 19.5% for the six months ended June 30, 1999 from 21.4% for the same period in 1998.

SALES AND MARKETING. Sales and marketing expenses increased by 150.4% to $2.7 million for the six months ended June 30, 1999, compared to $1.1 million for the same period in 1998. This increase resulted from additional personnel costs, increased trade show expenses, and expanded marketing and advertising programs. Sales and marketing expenses as a percentage of total revenue increased to 12.6% for the six months ended June 30, 1999 from 7.9% for the six months ended June 30, 1998.

RESEARCH AND DEVELOPMENT. Research and development expenses increased 30.3% to $1.4 million during the six months ended June 30, 1999, compared to $1.1 million for the same period in 1998. This increase was primarily due to additional development salaries relating to improvements to existing products and ongoing development of new products such as new modules and MACS for UNIX.

INCOME FROM OPERATIONS. As a result of the foregoing factors, the Company's income from operations increased by $2.2 million to $3.2 million for the six months ended June 30, 1999 as compared to income of $1.0 million for the six months ended June 30, 1998.

OTHER INCOME (EXPENSE) NET. Net interest income, which includes interest expense associated with the $12.0 million aggregate principal amount of Convertible Debentures held by the Lenders and interest income on available cash, increased to $544,000 for the six months ended June 30, 1999, compared to net interest expense of $864,000 for the same period in 1998. The increase was due to interest income earned on proceeds received from the Company's initial public offering on January 29, 1999, and the underwriter exercising the overallotment option to purchase additional shares from the Company on February 26, 1999. Also, the Company is no longer accruing interest on the Convertible Debentures, which were converted on January 29, 1999, concurrent with the closing of the initial public offering.

INCOME TAX (EXPENSE) BENEFIT. The historical effective tax rate for the six months ended June 30, 1999 was 30.5%. There was no effective tax rate applicable for the six months ended June 30, 1998 due to the Company's Subchapter S Corporation status. The pro forma tax rate for the six months ended June 30, 1999 was 39.4% compared to a pro forma tax benefit of 11.6% in 1998 which assumed the Company was taxed as a C Corporation. The tax benefit for the first six months of 1999 was due to a one-time tax benefit of $330,000 which resulted from the Company recording its beginning deferred tax assets in connection with the Company becoming a C Corporation as of January 1, 1999. The effective income tax rate differs from the federal statutory rates because of the following: (i) the effect of state income taxes; (ii) net losses of foreign subsidiaries for which no income tax benefit has been realized and (iii) the set up of the beginning deferred tax assets. Also, effective rates vary between periods because of the differing effects the net income and losses of foreign subsidiaries have on income before income taxes.

NET INCOME. As a result of the above factors, the Company's net income increased by $2.4 million to $ 2.6 million for the six months ended June 30, 1999 compared to net income of $146,000 in 1998. The Company's pro forma net income increased by $2.1 million to $ 2.6 million for the six months ended June 30, 1999 compared to pro forma net income of $163,000 in 1998.

LIQUIDITY AND CAPITAL RESOURCES

On January 29, 1999, the Company and selling shareholders sold 4,410,000 shares of its common stock in an initial public offering from which the Company received proceeds of $43,483,000 net of underwriter commissions and offering costs. At that time, the Convertible Debentures were converted into the Redeemable Convertible Preferred Stock and the Redeemable Participating Preferred Stock and the Redeemable Convertible Preferred Stock was then converted into 2,255,614 shares of common stock.

On February 3, 1999, the Company redeemed in full the Redeemable Participating Preferred Stock for $12,000,000 and paid accrued interest in the amount of $4,665,000. On February 26, 1999, the underwriter exercised the option to purchase 661,500 additional shares of the Company's common stock from which the Company received net proceeds of $7,382,340.

At June 30, 1999, the Company's primary sources of liquidity consisted of cash and cash equivalents totaling $38.4 million.

For the six months ended June 30, 1999, the Company's operating activities used cash of $2.0 million. For the six months ended June 30, 1998, operating activities provided $1.2 million. The use of cash in 1999 was primarily related to the repayment of accrued interest on the Convertible Debentures.

Cash used in investing activities was approximately $652,000 and $345,000, for the six months ended June 30, 1999 and 1998, respectively. Cash was used for capital expenditures, which relate primarily to purchases of computers, printers and software to support the Company's operations, as well as furniture, fixtures and leasehold improvements. The Company expects its rate of purchases of property and equipment to increase as its employee base grows.

For the six months ended June 30, 1999, cash provided by financing activities totaled $39.5 million, which consisted of proceeds received from the Company's initial public offering and the underwriters' option to purchase additional shares, employee stock option exercises and an income tax benefit related to the stock option exercises. This was offset by repayment in full of the Convertible Debentures, and payment of offering costs related to the Company's initial public offering.

As of June 30, 1999, the Company had working capital of approximately $41.1 million as compared to working capital of approximately $873,000 at June 30, 1998. The change in working capital from June 30, 1998 to June 30, 1999, resulted primarily from an increase in current assets of $39.0 million due to cash proceeds from the Company's initial public offering, the underwriters' exercising their option to purchase additional shares from the Company, and income from operations.

Management believes that it has adequate cash to finance operations in the foreseeable future.

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

The Company's MACS products have been determined to be fully Year 2000 compliant, except for the GTS program. The Company performed tests of all major functionality within the MACS family of software products; specifically those areas which utilize date fields. GTS provided Year 2000 compliant code to the Company in September 1998. With respect to the GTS programs, the Company has identified all changes necessary to integrate the Year 2000 compliant code into MACS. The Company completed the internal functional integration and made available compliant code for supported MACS versions in March 1999. Total expenditures for time and materials to implement such changes were less than $40,000. The Company has also reviewed all material vendor systems for Year 2000 compliance and either confirmed that these systems are Year 2000 compliant or obtained Year 2000 compliance statements from the respective vendor. All of the Company's mission-critical network and desktop software is Year 2000 compliant. The Company's total expenditures for time and materials to make such systems Year 2000 compliant were approximately $16,000. In addition, the Company has reviewed all of its internal systems including its hardware and software systems, its embedded systems, networks, accounting systems, and development, testing, training and demonstration platforms for Year 2000 compliance. The Company has upgraded all internal systems to Year 2000 compliant operating system versions where compliance statements were not provided for such systems. There were no material costs incurred by the Company in connection with testing its vendor or internal systems. All of the Company's non-IT systems are Year 2000 compliant. Any failure of the Company or its suppliers or clients to be Year 2000 compliant, however, could result in a material adverse effect on the Company's business, financial condition and results of operations.

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

As of August 13, 1999, the proceeds of the Offering have been used as follows:
(i) to redeem in full the Company's outstanding Redeemable Participating Preferred Stock ($12.0 million) and (ii) to repay accrued interest related to the Convertible Debentures ($4.7 million). Management expects that the balance of the net proceeds of the Offering will be utilized to finance potential future acquisitions and for general corporate purposes.

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


Date:  August 13, 1999              SMITH-GARDNER & ASSOCIATES, INC.





                                    By: /s/ Martin K. Weinbaum
                                        ------------------------------
                                        Martin K. Weinbaum
                                        Vice President Finance and Chief
                                        Financial Officer
                                        (Principal Financial and Accounting
                                        Officer and Duly Authorized Officer)

                                 EXHIBIT INDEX




EXHIBIT               DESCRIPTION
-------               -----------

   27                 Financial Data Schedule