Form 10-Q
period 1999-09-30
SMITH GARDNER & ASSOCIATES INC
filed 1999-11-09
CIK 935322

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,207,671 shares of the Registrant's Common Stock, par value $0.01 per share, were outstanding as of November 1, 1999.

================================================================================

                        SMITH-GARDNER & ASSOCIATES, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                      INDEX

                                                                                                    Page
                                                                                                    ----
PART I.  FINANCIAL INFORMATION

     Item 1.  Condensed Consolidated Financial Statements

              a.)  Condensed Consolidated Statements of Operations
                   for the Three Months and Nine Months Ended September 30, 1999 and 1998.......... 3

              b.)  Condensed Consolidated Balance Sheets
                   as of September 30, 1999 and December 31, 1998.................................. 4

              c.)  Condensed Consolidated Statements of Cash Flows
                   for the Nine Months Ended September 30, 1999 and 1998........................... 5

              d.)  Notes to Condensed Consolidated Financial Statements............................ 6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.................................................. 9

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........................15

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings....................................................................15

     Item 2.  Changes in Securities and Use of Proceeds............................................15

     Item 6.  Exhibits and Reports on Form 8-K.....................................................15

Signatures.........................................................................................17

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                SMITH-GARDNER & ASSOCIATES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                         Three months ended           Nine months ended
                                                                            September 30,               September 30,
                                                                     --------------------------   ---------------------------
                                                                        1999            1998         1999             1998
                                                                     ------------  ------------   ------------   ------------
Revenue:
      License fees and software sales                                     $7,354        $5,850        $19,152       $ 13,128
      Computer hardware sales                                              2,670         2,895          6,535          5,340
      Support                                                              2,090         1,382          5,523          3,817
      Services                                                             1,206           962          3,480          2,464
                                                                     ------------  ------------   ------------   ------------
          Total revenue                                                   13,320        11,089         34,690         24,749
                                                                     ------------  ------------   ------------   ------------
Cost of revenue:
      License fees and software sales                                      2,217         2,048          5,545          5,271
      Computer hardware sales                                              2,096         2,059          4,837          3,968
      Support                                                              1,283           822          3,580          2,282
      Services                                                               866           601          2,468          1,607
                                                                     ------------  ------------   ------------   ------------
           Total cost of revenue                                           6,462         5,530         16,430         13,128
                                                                     ------------  ------------   ------------   ------------
Gross margin                                                               6,858         5,559         18,260         11,621
Operating expenses:
      General and administrative                                           1,915         1,729          6,077          4,646
      Sales and marketing                                                  1,379           579          4,069          1,653
      Research and development                                               875           577          2,258          1,638
                                                                     ------------  ------------   ------------   ------------
          Total operating expenses                                         4,169         2,885         12,404          7,937
                                                                     ------------  ------------   ------------   ------------
Operating income                                                           2,689         2,674          5,856          3,684
Other income (expense)                                                       492         (418)          1,035        (1,282)
                                                                     ------------  ------------   ------------   ------------
Income before income taxes                                                 3,181         2,256          6,891          2,402
Income tax expense                                                         1,286            --          2,417             --
                                                                     ------------  ------------   ------------   ------------
Net income                                                                $1,895        $2,256        $ 4,474        $ 2,402
                                                                     ============  ============   ============   ============

Basic net income per share                                                $ 0.16        $ 0.43         $ 0.39         $ 0.46
                                                                     ============  ============   ============   ============
Diluted net income per share                                              $ 0.15        $ 0.31         $ 0.38         $ 0.39
                                                                     ============  ============   ============   ============

Weighted average shares used in historical
  basic per share computation                                             12,201         5,263         11,417          5,263
                                                                     ============  ============   ============   ============
Weighted average shares used in historical
  diluted per share computation                                           12,700         8,139         11,916          8,139
                                                                     ============  ============   ============   ============

Income before pro forma provision for income tax expense                   3,181         2,256          6,891          2,402
Pro forma provision for income tax expense                                 1,286         1,070          2,417          1,053
                                                                     ------------  ------------   ------------   ------------
Pro forma net income                                                      $1,895        $1,186        $ 4,474        $ 1,349
                                                                     ============  ============   ============   ============

Pro forma basic net income per share                                      $ 0.16        $ 0.23         $ 0.39         $ 0.26
                                                                     ============  ============   ============   ============
Pro forma diluted net income per share                                    $ 0.15        $ 0.18         $ 0.38         $ 0.26
                                                                     ============  ============   ============   ============

Weighted average shares used in pro forma
  basic per share computation                                             12,201         5,263         11,417          5,263
                                                                     ============  ============   ============   ============
Weighted average shares used in pro forma
  diluted per share computation                                           12,700         8,139         11,916          5,263
                                                                     ============  ============   ============   ============


      See accompanying notes to condensed consolidated financial statements

                SMITH-GARDNER & ASSOCIATES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                     September 30,  December 31,
                                                                         1999          1998
                                                                    -------------   ------------
                                                                      (unaudited)

                  ASSETS

Current assets:
    Cash and cash equivalents                                          $ 40,800       $  1,577
    Accounts receivable, net of allowance for
       doubtful accounts of $609 (unaudited) at
       September 30, 1999 and $459 at December 31, 1998                   7,994          5,855
    Inventory                                                               167            198
    Deferred income taxes                                                   634             --
    Prepaid expenses and other current assets                               641            195
                                                                       --------       --------
        Total current assets                                             50,236          7,825

Property and equipment, net                                               1,693            985
Deferred offering costs                                                      --            552
Other assets                                                                109            108
                                                                       --------       --------
                Total assets                                           $ 52,038       $  9,470
                                                                       ========       ========



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable and accrued expenses                              $  5,126       $  2,755
    Income tax payable                                                    1,935             --
    Current portion of capital lease obligation                              44             --
    Deferred revenue                                                      1,038          1,165
                                                                       --------       --------
        Total current liabilities                                         8,143          3,920

Convertible debt and accrued interest                                        --         16,500
Long term portion of capital lease obligation                               135             --
Deferred income taxes                                                        52             --
                                                                       --------       --------
        Total liabilities                                                 8,330         20,420

Stockholders' equity (deficit):
    Common stock, $.01 par value. Authorized
      50,000,000 shares; issued and outstanding
      12,204,408 shares (unaudited) and 5,263,100
      at September 30, 1999 and December 31, 1998,
      respectively                                                          122             53
    Additional paid in capital                                           54,466          3,516
    Accumulated deficit                                                 (10,880)       (14,519)
                                                                       --------       --------
        Total stockholders' equity (deficit)                             43,708        (10,950)
                                                                       --------       --------
                Total liabilities and stockholders' equity (deficit)   $ 52,038       $  9,470
                                                                       ========       ========



      See accompanying notes to condensed consolidated financial statements

                SMITH-GARDNER & ASSOCIATES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                 For Nine Months Ended
                                                                      September 30,
                                                              -----------------------------
                                                                  1999             1998
                                                              ------------     ------------
  Net income                                                  $      4,474     $      2,402
  Adjustments to reconcile net income
    to net cash provided by operating activities:
       Depreciation                                                    348              237
       Non-cash compensation expense                                    33               19
       Bad debt expense                                                251               46
       Deferred income taxes                                          (582)              --
       Change in assets and liabilities:
         Accounts receivable                                        (2,390)          (3,593)
         Inventory                                                      31             (481)
         Prepaid expenses and other current assets                    (446)             (29)
         Other assets                                                   (1)               4
         Accounts payable and accrued expenses                       2,371            3,131
         Income tax payable                                          1,935               --
         Accrued interest payable                                   (4,500)           1,350
         Deferred revenue                                             (127)           1,279
                                                              ------------     ------------
            Net cash provided by operating activities                1,397            4,365

Cash flows used in investing activities:
   Capital expenditures                                               (877)            (522)
                                                              ------------     ------------
            Net cash used in investing activities                     (877)            (522)

Cash flows provided by (used in) financing activities:
    Redemption of preferred stock                                  (12,000)              --
    Issuance of common stock, net of offering costs                 51,538             (374)
    Distribution to stockholders                                      (835)             (71)
                                                              ------------     ------------
            Net cash provided by (used in) financing
              activities                                            38,703             (445)
                                                              ------------     ------------

Net increase in cash and cash equivalents                           39,223            3,398
Cash and cash equivalents at beginning of period                     1,577              169
                                                              ------------     ------------
Cash and cash equivalents at end of period                    $     40,800     $      3,567
                                                              ============     ============

Supplemental cash flow information:
  Cash paid for interest                                      $      4,665     $         --
                                                              ============     ============
  Cash paid for income taxes                                  $        976     $         --
                                                              ============     ============

Supplemental non-cash investing transactions:
  Capital lease additions                                     $        179     $         --
                                                              ============     ============




      See accompanying notes to condensed consolidated financial statements

                SMITH-GARDNER & ASSOCIATES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                               September 30, 1999
                                   (unaudited)

(1)  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the periods presented have been included. These condensed consolidated financial statements should be read in connection with the Annual Report on Form 10-K of Smith-Gardner & Associates, Inc. ("Company") as of and for the year ended December 31, 1998.

(2)  RECLASSIFICATION

The condensed consolidated financial statements for the nine months ended September 30, 1998 were reclassified in order to conform to the current period presentation.

(3)  PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements include the accounts of the Company and its two wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(4)  COMPLETION OF INITIAL PUBLIC OFFERING AND CONVERSION

On January 29, 1999, the Company and selling shareholders sold 4,410,000 shares of the Company's common stock in an initial public offering from which the Company received proceeds of $43,483,000, net of underwriter commissions and offering costs. At that time, the Company's $12 million outstanding convertible debentures (the "Convertible Debentures") were converted into redeemable convertible preferred stock and redeemable participating preferred stock and the redeemable convertible preferred stock was then converted into 2,255,614 shares of common stock.

On February 3, 1999, the Company redeemed in full the redeemable participating preferred stock for $12,000,000 and paid accrued interest in the amount of $4,665,000. On February 26, 1999, the underwriters exercised their option to purchase 661,500 additional shares of the Company's common stock from which the Company received net proceeds of $7,382,340.

(5)  EARNINGS PER SHARE

Historical basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Historical diluted net income per share is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of common equivalent shares ("CSE's") outstanding and adjustments to net income using the if converted and treasury stock methods.

Pro forma basic income per share is calculated by dividing pro forma net income by the weighted average number of shares of common stock outstanding. Pro forma diluted net income per share was computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of common equivalent shares ("CSE's") outstanding and adjustments to net income using the if converted and treasury stock methods.

                                                        Three Months Ended               Nine Months Ended
                                                           September 30,                   September 30,
                                                        1999           1998             1999            1998
                                                    -------------  -------------   --------------   -------------
HISTORICAL DATA:

BASIC NET INCOME:

Net income                                          $      1,895   $       2,256    $      4,474    $      2,402
                                                    ============   =============    ============    ============

Weighted average common shares outstanding                12,201           5,263          11,417           5,263
                                                    ============   =============    ============    ============

Basic net income per share                          $        .16   $         .43    $        .39    $        .46
                                                    ============   =============    ============    ============

DILUTED NET INCOME:

Net income                                          $      1,895   $       2,256    $      4,474    $      2,402
Plus:  interest expense on convertible debt                   --             450              --           1,350
Less:  preferred stock dividends assuming
          conversion of preferred stock                       --            (180)             --           (540)
                                                    ------------   -------------    ------------    ------------
                                                    $      1,895   $       2,526    $      4,474    $      3,212
                                                    ============   =============    ============    ============

Weighted average common shares outstanding                12,201           5,263          11,417           5,263
Potentially dilutive securities:
    Stock options                                            499             620             499             620
    Convertible debt                                          --           2,256              --           2,256
                                                    ------------   -------------    ------------    ------------
Equivalent shares                                         12,700           8,139          11,916           8,139
                                                    ============   =============    ============    ============

Diluted net income per share                        $        .15   $         .31    $        .38    $        .39
                                                    ============   =============    ============    ============

PRO FORMA DATA:

BASIC NET INCOME:

Pro forma net income                                $      1,895   $       1,186    $      4,474    $      1,349
                                                    ============   =============    ============    ============

Weighted average common shares outstanding                12,201           5,263          11,417           5,263
                                                    ============   =============    ============    ============

Pro forma basic net income per share                $        .16   $         .23    $        .39    $        .26
                                                    ============   =============    ============    ============

DILUTED NET INCOME:

Pro forma net income                                $      1,895   $       1,186    $      4,474    $      1,349
Plus:  interest expense on convertible debt                   --             450              --           1,350
Less:  preferred stock dividends assuming
          conversion of preferred stock                       --           (180)              --           (540)
                                                    ------------   -------------    ------------    ------------
                                                    $      1,895   $       1,456    $      4,474    $      2,159
                                                    ============   =============    ============    ============

Weighted average common shares outstanding                12,201           5,263          11,417           5,263
Potentially dilutive securities:
    Stock options                                            499             620             499              --
    Convertible debt                                          --           2,256              --              --
                                                    ------------   -------------    ------------    ------------
Equivalent shares                                         12,700           8,139          11,916           5,263
                                                    ============   =============    ============    ============

Pro forma diluted net income  per share             $        .15   $         .18    $        .38    $        .26
                                                    ============   =============    ============    ============

(6)  REVENUE RECOGNITION

The Company follows SOP 97-2, SOFTWARE REVENUE RECOGNITION. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on vendor specific objective evidence (VSOE) of the relative fair values of the elements. VSOE is determined by the price charged when the element is sold separately. For an element not yet being sold separately, VSOE is determined using management's best estimate based on development costs of the element to date. The revenue allocated to hardware and software products generally is recognized when the hardware and software have been delivered and installed, the fee is fixed and determinable and the collectibility is probable. The revenue allocated to post contract customer support is consistent with fees charged for renewals and is recognized ratably over the term of the support. Revenue allocated to service elements is recognized as the services are performed.

In March 1999, SOP 98-9 was issued which amends SOP 97-2 guidance on VSOE for multiple element arrangements in which there is VSOE of fair value of all the undelivered elements, and VSOE of fair value does not exist for one or more of the delivered elements. This SOP does not currently apply to the Company since VSOE of fair value exists for all elements in the Company's contracts.

(7)  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

                                      September 30,         December 31,
                                           1999                 1998
                                     -----------------    -----------------

Accounts payable                          $  2,439             $  1,161
Sales tax payable                              878                  760
Deferred rent                                  168                  205
Accrued payroll                                922                  269
Accrued legal                                  137                  127
Other                                          582                  233
                                     -----------------    -----------------

                                          $  5,126             $  2,755
                                     =================    =================

(8)  INCOME TAXES

On January 1, 1999, the Company terminated its S corporation status. In connection with this termination, the Company now records income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The pro forma provision for income tax expense presented on the condensed consolidated statements of operations for the three months and nine months ended September 30, 1998 represent the estimated taxes that would have been recorded had the Company been a C corporation for income tax purposes for these periods.

The Company's S corporation status terminated in connection with the initial public offering. The Company, pursuant to an agreement with the existing shareholders, made a distribution on September 9, 1999 in the form of promissory notes. The aggregate principal amount of the promissory notes was $834,743, and represented the shareholders' individual income tax liabilities for the period beginning January 1, 1998 and ending on December 31, 1998. The notes were paid in full on September 13, 1999.

(9)  LEGAL PROCEEDINGS

On October 26, 1999 the Company entered into a settlement agreement with Robelle Consulting, Ltd. ("Robelle"). Under the terms of the settlement agreement, the Company agreed to pay to Robelle on or before November 1, 1999, the sum of $100,000, which was paid on October 27, 1999. In addition, the Company also agreed to pay $90,000 on or before April 14, 2000. This amount was provided for at December 31, 1998 in the condensed consolidated financial statements.

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

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

LICENSE FEES AND SOFTWARE SALES. Sales of license fees and software accounted for approximately 55.2% of the Company's total revenue for the three months ended September 30, 1999. License fees and software sales consist of license fees for the new installation of the Company's MACS and WebOrder software and related modules, license fees for third-party software, and additional user license fees and software upgrades for its existing clients. License fees and software sales are based on the number of users and type and number of CPUs. License fees and software sales increased 25.7% to $7.4 million during the three months ended September 30, 1999 compared to $5.9 million for the same period in 1998. This increase resulted from an increase in computer software sales to both new and existing clients. New client computer software sales increased from $1.6 million for the three months ended September 30, 1998 to $2.7 million for the same period in 1999, and computer software upgrades increased from $4.2 million to $4.6 million for the same periods. The increase was related to more new client installations in 1999, an expanded client base, several of the Company's clients performing system upgrades, and increased purchases of optional modules.

COMPUTER HARDWARE SALES. Sales of computer hardware accounted for approximately 20.0% of the Company's total revenue for the three months ended September 30, 1999. Sales of computer hardware consist of sales of computer hardware systems and peripheral hardware components. Computer hardware revenue decreased 7.7% to $2.7 million for the three months ended September 30, 1999, compared to $2.9 million for the three months ended September 30, 1998. The decrease was related to lower total hardware upgrade sales during the three months ended September 30, 1999 compared to the same period in 1998. Computer hardware revenue relating to new client sales increased 105.3% to $1.2 million for the three months ended September 30, 1999, compared to $607,000 for the same period in 1998. The increase in computer hardware sales to new clients is a direct result of more installations during the quarter ended September 30, 1999. Computer hardware upgrades decreased by 37.7% to $1.4 million for the three months ended September 30, 1999, compared to $2.3 million for the same period in 1998. The decrease in hardware upgrade sales is attributable to a very large upgrade to one client during the three months ended September 30, 1998.

SUPPORT. Support revenue accounted for approximately 15.7% of the Company's total revenue during the three months ended September 30, 1999. Support revenue consists of fees for technical support services and product enhancements for the MACS software, optional modules, and integrated third-party software utilities. Support revenue typically represents 17% of the underlying license fee each year. Support revenue increased 51.2% to $2.1 million during the three months ended September 30, 1999, compared to $1.4 million for the three months ended September 30, 1998. The increase resulted from the addition of new clients during 1998 and 1999, as well as support fee increases related to software user license upgrades.

SERVICES. Services revenue accounted for approximately 9.1% of the Company's revenue for the three months ended September 30, 1999. Services revenue consists principally of revenue derived from training, consulting and custom programming. Services revenue increased 25.4% to $1.2 million in the three months ended September 30, 1999 compared to $962,000 for the same period in 1998. This increase was due primarily to an expanded client base and increased demand for consulting services.

TOTAL REVENUE. Total revenue increased 20.1% to $13.3 million for the three months ended September 30, 1999, compared to $11.1 million for the same period in 1998. New client sales increased 77.2% to $4.0 million from $2.3 million for the three months ended September 30, 1998. The increase was due to a higher number of installations during the three months ended September 30, 1999, compared to the same period in 1998. Also contributing to the increase were sales of WebOrder and optional modules. Revenue from client system and component upgrades decreased by 7.1% to $6.0 million for the three months ended September 30, 1999, compared to $6.5 million for the same period in 1998. The decrease was attributable to a very large system upgrade from one client in the third quarter of 1998.

COST OF LICENSE FEES AND SOFTWARE SALES. Cost of license fees and software sales, which includes licenses fees for third-party software, installation and training salaries directly related to new software sales, and subcontractor fees, increased 8.2% to $2.2 million during the three months ended September 30, 1999, compared to $2.0 million for the three months ended September 30, 1998. The increase is attributable to the addition of personnel for training and installation and higher costs for third party software licenses. Cost of computer software as a percentage of total revenue decreased to 16.6% from 18.5% for the three months ended September 30, 1998. Cost of license fees and software sales as a percentage of license fees and software sales decreased to 30.1% from 35.0% for the three months ended September 30, 1998. These decreases are due to greater efficiencies and increased utilization of personnel resources in 1999.

COST OF COMPUTER HARDWARE SALES. Cost of computer hardware sales, which consists of purchases of computer systems and peripheral hardware components, increased 1.8% to $2.1 million for the three months ended September 30, 1999. Costs of computer hardware sales as a percentage of total revenue decreased to 15.7% in the three months ended September 30, 1999 from 18.6% for the same period in 1998, due primarily to a shift in sales mix reducing the relative contribution of computer hardware sales. Costs of computer hardware sales as a percentage of computer hardware sales revenue was 78.5% and 71.1% for the three months ended September 30, 1999 and 1998, respectively. The increase resulted from hardware price increases that were not passed through to the customers.

COST OF SUPPORT. Cost of support consists primarily of personnel costs associated with the support of the Company's software products and third-party computer software packages, and the cost of user documentation distributed to clients. Cost of support increased 56.1% to $1.3 million for the three months ended September 30, 1999 from $822,000 for the same period in 1998. The increase was due to an increase in support personnel necessary to meet the requirements of a growing client base. Cost of support as a percentage of total revenue increased to 9.6% for the three months ended September 30, 1999 from 7.4% for the same period in 1998. Cost of support as a percentage of support revenue increased to 61.4% for the three months ended September 30, 1999 from 59.4% for the same period in 1998.

COST OF SERVICES. Cost of services, which consists of salaries for professional services employees, allocated salaries for training and programming personnel, and payments to outside contractors, increased 44.2% to $866,000 during the three months ended September 30, 1999, compared to $601,000 for the same period in 1998. The increase was due to the addition of professional service and training staff, and increased programming resources. Cost of services as a percentage of total revenue increased to 6.5% from 5.4% for the three months ended September 30, 1998. Cost of services as a percentage of services revenue increased to 71.8% for the three months ended September 30, 1999 from 62.5% for the same period in 1998. The increase was related to increased compensation expense for additional professional services, training and programming personnel to meet growing client demand.

TOTAL COST OF SALES AND SERVICES. Total cost of sales and services increased by 16.8% to $6.5 million for the three months ended September 30, 1999, compared to $5.5 million for the same period in 1998. The increase in total cost of sales and services is attributable to increased compensation expense for personnel added to accommodate current and anticipated client demand.

GENERAL AND ADMINISTRATIVE. General and administrative expenses include the cost of the Company's finance, human resources, information services, and administrative functions. General and administrative expenses increased 10.7% to $1.9 million for the three months ended September 30, 1999, compared to $1.7 million in 1998. This increase was primarily due to additional salaries and benefits related to an expanding workforce and client base, and additional facilities, communication, recruiting, insurance, professional fees, and other expenses related to the Company's increased headcount. General and administrative expenses as a percentage of total revenue decreased to 14.4% for the three months ended September 30, 1999 from 15.6% for the same period in 1998.

SALES AND MARKETING. Sales and marketing expenses include personnel costs, commissions related to sales and marketing of the Company's products and services, and the cost of advertising, public relations and participation in industry conferences and trade shows. Sales and marketing expenses increased by 138.4% to $1.4 million for the three months ended September 30, 1999, compared to $579,000 for the same period in 1998. This increase resulted from additional personnel costs, expenses associated with increased trade show participation, and expanded marketing and advertising programs. Sales and marketing expenses as a percentage of total revenue increased to 10.4% for the three months ended September 30, 1999 from 5.2% for the three months ended September 30, 1998.

RESEARCH AND DEVELOPMENT. Research and development expenses include costs associated with the development of new products. Such expenses consist primarily of employee salaries and benefits, consulting expenses (including amounts paid to subcontractors for development work), and the cost of development software and hardware. Research and development expenses increased 51.6% to $875,000 during the three months ended September 30, 1999 compared to $577,000 for the same period in 1998. This increase was primarily due to improvements to existing products and ongoing development of new products such as software modules and MACS for UNIX.

INCOME FROM OPERATIONS. As a result of the foregoing factors, the Company's income from operations was comparable for the three months ended September 30, 1999 and September 30, 1998.

OTHER INCOME (EXPENSE) NET. Net interest income, which includes interest income on available cash and interest expense associated with the $12.0 million aggregate principal amount of Convertible Debentures previously held by certain lenders (the "Lenders"), increased to $492,000 for the three months ended September 30, 1999, compared to net interest expense of $418,000 for the same period in 1998. The increase was due to interest income earned on proceeds received from the Company's initial public offering on January 29, 1999, and the underwriters exercising the overallotment option to purchase additional shares from the Company on February 26, 1999. Furthermore, the Company is no longer accruing interest on the Convertible Debentures, which were converted on January 29, 1999, concurrent with the closing of the initial public offering.

INCOME TAX EXPENSE. The historical effective tax rate for the three months ended September 30, 1999 was 40.4%. There was no effective tax rate applicable for the three months ended September 30, 1998 due to the Company's Subchapter S Corporation status. The pro forma effective tax rate for the three months ended September 30, 1999 was 40.4% compared to a pro forma effective tax rate of 47.4% for the same period in 1998 which assumed the Company was a C Corporation. The effective income tax rate differs from the federal statutory rates because of the following: (i) the effect of state income taxes and (ii) net losses of foreign subsidiaries for which no income tax benefit has been realized. Also, effective rates vary between periods because of the differing effects the net income and losses of foreign subsidiaries have on income before income taxes.

NET INCOME. As a result of the above factors, the Company's net income decreased by $361,000 to $1.9 million for the three months ended September 30, 1999 from net income of $2.3 million for the same period in 1998. The Company's pro forma net income increased by $709,000 to $1.9 million for the three months ended September 30, 1999 from pro forma net income of $1.2 million for the same period in 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

LICENSE FEES AND SOFTWARE SALES. Sales of license fees and software accounted for approximately 55.2% of the Company's total revenue for the nine months ended September 30, 1999. License fees and software sales increased 45.9% to $19.2 million during the nine months ended September 30, 1999 compared to $13.1 million for the same period in 1998. New client license fee and software sales increased from $6.4 million for the nine months ended September 30, 1998 to $8.6 million for the same period in 1999. License fee and software sale upgrades increased from $6.7 million for the nine months ended September 30, 1998 to $10.5 million for the nine months ended September 30, 1999. The increase in 1999 resulted from a higher number of new client installations and the Company's existing clients implementing user license and system upgrades.

COMPUTER HARDWARE SALES. Sales of computer hardware accounted for approximately 18.8% of the Company's total revenue for the nine months ended September 30, 1999. Computer hardware sales increased 22.4% to $6.5 million for the nine months ended September 30, 1999, compared to $5.3 million for the nine months ended September 30, 1998. Computer hardware sales relating to new client sales increased 46.7% to $3.4 million for the nine months ended September 30, 1999, compared to $2.3 million for the same period in 1998. The change resulted from increased new client system installations in 1999. Computer hardware upgrades increased by 4.1% to $3.2 million for the nine months ended September 30, 1999, compared to $3.0 million for the same period in 1998. The increase in 1999 was attributable to an expanded client base.

SUPPORT. Support revenue accounted for approximately 15.9% of the Company's total revenue during the nine months ended September 30, 1999. Support revenue increased 44.7% to $5.5 million during the nine months ended September 30, 1999, compared to $3.8 million for the nine months ended September 30, 1998. The increased support revenue resulted from the addition of new clients during 1998 and 1999, as well as support fee increases related to software user license upgrades.

SERVICES. Services revenue accounted for approximately 10.0% of the Company's revenue for the nine months ended September 30, 1999. Services revenue increased 41.3% to $3.5 million in the nine months ended September 30, 1999 compared to $2.5 million for the same period in 1998. This increase was due to growing demand for consulting and training services.

TOTAL REVENUE. Total revenue increased 40.2% to $34.7 million for the nine months ended September 30, 1999, compared to $24.7 million for the same period in 1998. New client sales increased 37.9% to $12.0 million during the nine months ended September 30, 1999 from $8.7 million for the nine months ended September 30, 1998. The increase was due to the higher number of new client installations during the nine months ended September 30, 1999. Also contributing to the increase were sales of WebOrder and optional modules. Revenue from client system and component upgrades increased by 40.1% to $13.7 million for the nine months ended September 30, 1999, compared to $9.8 million for the same period in 1998 due to an expanding client base and increased sales focus directed toward existing clients.

COST OF LICENSE FEES AND SOFTWARE SALES. Cost of license fees and software sales increased 5.2% to $5.5 million during the nine months ended September 30, 1999, compared to $5.3 million for the nine months ended September 30, 1998. The increase is attributable primarily to the addition of training and installation personnel. Cost of license fees and software sales as a percentage of total revenue decreased to 16.0% in the nine months ended September 30, 1999 from 21.3% for the nine months ended September 30, 1998. Cost of computer software as a percentage of software license fees decreased to 29.0% in the nine months ended September 30, 1999 from 40.2% for the nine months ended September 30, 1998. The decrease is due to increased utilization of personnel resources in 1999, as well as higher software license upgrades which have minimal cost associated with the sale.

COST OF COMPUTER HARDWARE SALES. Cost of computer hardware sales increased 21.9% to $4.8 million for the nine months ended September 30, 1999, compared to $4.0 million for the same period in 1998. The increase to computer hardware cost is related to the 22.4% increase in computer hardware revenue for the nine months ended September 30, 1999. Costs of computer hardware sales as a percentage of total revenue decreased to 14.0% in the nine months ended September 30, 1999 from 16.0% for the same period in 1998. Cost of computer hardware sales as a percentage of computer hardware revenue was 74.0% and 74.3% for the nine months ended September 30, 1999 and 1998, respectively. This marginal decrease resulted from leasing transactions whereby the Company had minimal cost associated with the sale. In such situations, the Company records only a commission, which is based on the difference between the Company's cost and selling price to the client.

COST OF SUPPORT. Cost of support increased 56.9% to $3.6 million for the nine months ended September 30, 1999 from $2.3 million for the same period in 1998. The increase was due to the addition of support personnel necessary to meet the requirements of the growing client base. Cost of support as a percentage of total revenue increased to 10.3% for the nine months ended September 30, 1999 from 9.2% for the same period in 1998. Cost of support as a percentage of support revenue increased to 64.8% for the nine months ended September 30, 1999 from 59.8% for the same period in 1998.

COST OF SERVICES. Cost of services increased 53.6% to $2.5 million during the nine months ended September 30, 1999, compared to $1.6 million for the same period in 1998. The increase was due to the addition of professional service employees to meet the growing demand for training and consulting services from the Company's growing client base. Cost of services as a percentage of service revenue increased to 70.9% for the nine months ended September 30, 1999 from 65.2% for the same period in 1998. The increase was related to increased compensation expense associated with addition of personnel to meet higher demand for custom programming, training and professional services.

TOTAL COST OF SALES AND SERVICES. Total cost of sales and services increased by 25.2% to $16.4 million for the nine months ended September 30, 1999, compared to $13.1 million for the same period in 1998. The increase in total cost of sales and services is attributable to higher hardware and personnel costs.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 30.8% to $6.1 million for the nine months ended September 30, 1999, compared to $4.6 million for the same period in 1998. This increase was primarily due to additional salaries and benefits resulting from increases in administrative personnel related to an expanding workforce and client base, and additional facilities, communication, recruiting, insurance, travel, professional fees, and other expenses related to the expanded workforce. General and administrative expenses as a percentage of total revenue decreased to 17.5% for the nine months ended September 30, 1999 from 18.8% for the same period in 1998.

SALES AND MARKETING. Sales and marketing expenses increased by 146.2% to $4.1 million for the nine months ended September 30, 1999, compared to $1.7 million for the nine months ended September 30, 1998. This increase resulted from additional personnel costs, expenses associated with increased trade show participation, and expanded marketing and advertising programs. Sales and marketing expenses as a percentage of total revenue increased to 11.7% for the nine months ended September 30, 1999 from 6.7% for the nine months ended September 30, 1998.

RESEARCH AND DEVELOPMENT. Research and development expenses increased 37.8% to $2.3 million during the nine months ended September 30, 1999, compared to $1.6 million for the same period in 1998. This increase was primarily due to additional development resources associated with improvements to existing products and ongoing development of new products such as software modules and MACS for UNIX.

INCOME FROM OPERATIONS. As a result of the foregoing factors, the Company's income from operations increased by $2.2 million to $5.9 million for the nine months ended September 30, 1999 as compared to income of $3.7 million for the nine months ended September 30, 1998.

OTHER INCOME (EXPENSE) NET. Net interest income, which includes interest expense associated with the $12.0 million aggregate principal amount of Convertible Debentures previously held by the Lenders, and interest income on available cash, increased to $1.0 million for the nine months ended September 30, 1999, compared to net interest expense of $1.3 million for the same period in 1998. The increase was due to interest income earned on proceeds received from the Company's initial public offering on January 29, 1999, and the underwriters exercising the over-allotment option to purchase additional shares from the Company on February 26, 1999. Also, the Company is no longer accruing interest on the Convertible Debentures, which were converted on January 29, 1999, concurrent with the closing of the initial public offering.

INCOME TAX EXPENSE. The historical effective tax rate for the nine months ended September 30, 1999 was 35.1%. There was no effective tax rate applicable for the nine months ended September 30, 1998 due to the Company's Subchapter S Corporation status. The pro forma tax rate for the nine months ended September 30, 1999 was 35.1% compared to a pro forma tax benefit of 43.8% in 1998, which assumed the Company was taxed as a C Corporation. The Company recorded a one-time tax benefit of $330,000 during the first nine months of 1999 which resulted from the Company recording its beginning deferred tax assets in connection with the Company becoming a C Corporation as of January 1, 1999. The effective income tax rate differs from the federal statutory rates because of the following: (i) the effect of state income taxes; (ii) net losses of foreign subsidiaries for which no income tax benefit has been realized and (iii) the set up of the beginning deferred tax assets. Also, effective rates vary between periods because of the differing effects the net income and losses of foreign subsidiaries have on income before income taxes.

NET INCOME. As a result of the above factors, the Company's net income increased by $2.1 million to $4.5 million for the nine months ended September 30, 1999 compared to net income of $2.4 million for the same period in 1998. The Company's pro forma net income increased by $3.1 million to $4.5 million for the nine months ended September 30, 1999 compared to pro forma net income of $1.3 million for the same period in 1998.

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

On February 3, 1999, the Company redeemed in full the Redeemable Participating Preferred Stock for $12,000,000 and paid accrued interest in the amount of $4,665,000. On February 26, 1999, the underwriters exercised the option to purchase 661,500 additional shares of the Company's common stock from which the Company received net proceeds of $7,382,340.

On August 23, 1999, the Company entered into a $7,500,000 line of credit with NationsBank. The line of credit, which is for a one year term and provides for interest at LIBOR plus 1.25%, will be used for general corporate use as needed. The line of credit does not contain any conditions or restrictive covenants that would be expected to materially affect the Company's business, financial condition or results of operations. As of November 9, 1999, the Company has not borrowed any funds under the line of credit.

On September 9, 1999 the Company made a distribution to its existing shareholders as of December 31, 1998 totaling $834,743 in the form of promissory notes due and payable, together with accrued interest, on December 31, 1999. The aggregate amount represented the shareholders' individual income tax liabilities for the period beginning January 1, 1998 and ending on December 31, 1998, the date of the Company's voluntary S Corporation revocation. The notes were paid in full on September 13, 1999.

At September 30, 1999, the Company's primary sources of liquidity consisted of cash and cash equivalents totaling $40.8 million.

For the nine months ended September 30, 1999, the Company's operating activities provided cash of $1.4 million. For the nine months ended September 30, 1998, operating activities provided $4.4 million. The decrease in cash flow from operating activities during 1999 is primarily due to an interest payment of $4,500,000 related to the Convertible Debentures.

Cash used in investing activities was approximately $877,000 and $522,000, for the nine months ended September 30, 1999 and 1998, respectively. Cash was used for capital expenditures, which relate primarily to purchases of computers, printers and software to support the Company's operations, as well as furniture, fixtures and leasehold improvements. The Company expects its rate of purchases of property and equipment to increase as its employee base grows.

For the nine months ended September 30, 1999, cash provided by financing activities totaled $38.7 million, which consisted primarily of proceeds received from the Company's initial public offering and the underwriters' option to purchase additional shares. This was offset by repayment in full of the Convertible Debentures, payment of offering costs related to the Company's initial public offering and distributions made to the stockholders.

As of September 30, 1999, the Company had working capital of approximately $42.1 million as compared to working capital of approximately $3.9 million at December 31, 1998. The change in working capital from December 31, 1998 to September 30, 1999, resulted primarily from an increase in current assets of $42.4 million due to cash proceeds from the Company's initial public offering, the underwriters' exercising their option to purchase additional shares from the Company, and income from operations.

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

The Company's MACS products have been determined to be fully Year 2000 compliant. Total expenditures for time and materials to make such products compliant were less than $40,000. The Company has also determined that all material vendor systems are Year 2000 compliant. All of the Company's mission-critical network and desktop software is Year 2000 compliant. The Company's total expenditures for time and materials to make such systems Year 2000 compliant were approximately $16,000. In addition, the Company reviewed all of its internal systems including its hardware and software systems, its embedded systems, networks, accounting systems, and development, testing, training and demonstration platforms for Year 2000 compliance. The Company has upgraded all internal systems to Year 2000 compliant operating system versions where compliance statements were not provided for such systems. There were no material costs incurred by the Company in connection with testing its vendor or internal systems. All of the Company's non-IT systems are believed to be Year 2000 compliant. Any failure of the Company or its suppliers or clients to be Year 2000 compliant, however, could result in a material adverse effect on the Company's business, financial condition and results of operations.

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

On October 26, 1999 the Company entered into a settlement agreement with Robelle. Under the terms of the settlement agreement, the parties agreed to fully compromise, settle, and discharge all claims and counterclaims asserted in the respective lawsuits filed by the Company and Robelle, as described in the Company's report on Form 10-K for the period ending December 31, 1998. In addition, the Company agreed to pay to Robelle on or before November 1, 1999, the sum of $100,000, which was paid on October 27, 1999, and cease the installation and distribution of its software product MACSAccess, to all of its HP3000 customers. The Company also agreed to commence inclusion of Robelle's SUPRTOOL product in all new sales to HP3000 customers, and pay a fee to Robelle for all of its existing customers that had not purchased the SUPRTOOL product. This sum is estimated to be $90,000 and is due and payable on or before April 14, 2000. All liabilities related to the litigation were accrued in the Company's December 31, 1998 financial statements.

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

On February 3, 1999, the Company redeemed in full the Redeemable Participating Preferred Stock for $12,000,000. On February 26, 1999, the underwriter exercised the option to purchase 661,500 additional shares of the Company's common stock from which the Company received net proceeds of $7,382,340.

As of November 9, 1999, the proceeds of the Offering have been used as follows:
(i) to redeem in full the Company's outstanding Redeemable Participating Preferred Stock ($12.0 million) and (ii) to repay accrued interest related to the Convertible Debentures ($4.7 million). Management expects that the balance of the net proceeds of the Offering will be utilized to finance potential future acquisitions and for general corporate purposes.

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

Date:  November 9, 1999         SMITH-GARDNER & ASSOCIATES, INC.

                                By: /s/ Martin K. Weinbaum
                                   ---------------------------------------------
                                    Martin K. Weinbaum
                                    Vice President Finance and Chief
                                    Financial Officer
                                    (Principal Financial and Accounting Officer
                                      and Duly Authorized Officer)

                                 EXHIBIT INDEX






EXHIBIT           DESCRIPTION
-------           -----------

  27              Financial Data Schedule