Form 10-K405
period 1999-12-31
SMITH GARDNER & ASSOCIATES INC
filed 2000-03-29
CIK 935322

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

    [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ________ TO ________

                         COMMISSION FILE NUMBER 0-25297

                        SMITH-GARDNER & ASSOCIATES, INC.
             (Exact name of registrant as specified in its charter)

                   FLORIDA                                       65-0090038
         (State or Other Jurisdiction                         (I.R.S. Employer
      of Incorporation or Organization)                     Identification No.)


  1615 SOUTH CONGRESS AVENUE, DELRAY BEACH, FLORIDA              33445-6368
   (Address of Principal Executive Offices)                      (Zip Code)

      (Registrant telephone number, including area code):  (561) 265-2700

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

        COMMON STOCK, $.01 PAR VALUE PER SHARE (NASDAQ NATIONAL MARKET)
                             (Title of each Class)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 7, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $146,099,196 based on the closing price on that date of $18.688 per share. As of that date, there were 12,337,988 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information required by items 10, 11, 12 and 13 of Part III of this Form 10-K is incorporated by reference to the Definitive Proxy Statement of the Company relating to the 2000 Annual Meeting of Shareholders.

     Certain exhibits listed in Part IV of this Form 10-K are incorporated by reference from prior filings made by the registrant under the Securities Act of 1933, as amended.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

               SMITH-GARDNER & ASSOCIATES, INC. AND SUBSIDIARIES

                           ANNUAL REPORT ON FORM 10-K

                                     INDEX

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
                                    PART I
Item 1.    Business....................................................     1
Item 2.    Properties..................................................    15
Item 3.    Legal Proceedings...........................................    15
Item 4.    Submission of Matters to a Vote of Security Holders.........    15
                                    PART II
Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................    16
Item 6.    Selected Financial Data.....................................    17
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................    18
Item 7A.   Quantitative and Qualitative Disclosures About Market
           Risk........................................................    26
Item 8.    Financial Statements and Supplementary Data.................    26
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................    26
                                    PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
           8-K.........................................................    27

                                     PART I

     This report contains or incorporates by reference forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include information concerning the financial condition, results of operations, plans, objectives, future performance and business of Smith-Gardner & Associates, Inc. and its subsidiaries (the "Company" or "Smith-Gardner"). The Company includes forward-looking statements in descriptions of future earnings and cash flows, anticipated capital expenditures and management's strategies, plans and objectives. Statements preceded by, followed by or that include the words "believes," "expects," "anticipates" or similar expressions are generally considered to be forward-looking statements.

     Forward-looking statements involve both known and unknown risks and uncertainties and actual results or performance may therefore differ materially from the expected results or performance expressed or implied by the forward-looking statements. The following important factors, in addition to factors the Company discusses elsewhere in this report, could affect the Company's actual results or performance:

     - the Company's dependence on the development, introduction and client acceptance of new and enhanced versions of its software products;

     - the Company's ability to control costs;

     - the Company's dependence on new product development;

     - the Company's reliance on a combination of trade secret, copyright and trademark law, nondisclosure agreements and technical measures to protect its proprietary technology;

     - the Company's ability to sell its products in new markets within the direct commerce industry;

     - the Company's dependence on proprietary technology licensed from third parties;

     - the Company's ability to continue to resell a variety of hardware developed and manufactured by third parties;

     - competitive pricing for the Company's products;

     - customer concentration;

     - fluctuations in demand for the Company's products which are dependent upon the condition of the software and direct commerce industries;

     - the Company's ability to collect receivables;

     - changes in government regulation;

     - the availability to the Company of expansion and acquisition opportunities on attractive terms;

     - the Company's ability to develop and implement systems to manage its rapidly growing operations;

     - the availability of capital to fund Company growth; and

     - adverse conditions in the capital markets or in the general economy.

     In light of these risks and uncertainties, the forward-looking events discussed in this report might not occur. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.  BUSINESS

GENERAL

     The Company is a leading provider of end-to-end software solutions and services to the direct commerce industry. The Company's clients include direct marketing and catalog companies, Internet-only retailers, fulfillment houses as well as traditional retailers and manufacturers with significant direct sales channels. The Company's WebOrder family of software products ("WebOrder") is designed to automate direct commerce activities, including marketing, advertising analysis, sales, telemarketing, ordering, customer services, merchandising, procurement, electronic and Internet commerce, warehousing, shipping, accounting and systems operation. The WebOrder products also provide managers and sales personnel with real-time operations, inventory and customer data to improve both management decision making and customer service.

     Since its inception in 1988, management of the Company has concentrated on providing software-based systems and services to leading direct marketing companies and to retailers and manufacturers with significant direct sales channels. By focusing on this market, management believes that the Company has been able to develop a significant industry expertise that has been incorporated in the functionality of the Company's products and services. The Company's WebOrder Commerce Engine offers over 3,000 functional options, the ability to process up to 300,000 transactions per day and is used primarily by companies with high-volume direct sales operations. WebOrder Enterprise Edition, the Company's end-to-end Internet commerce solution comprised of WebOrder Commerce Engine, WebOrder Gateway and WebOrder Publisher, is a highly scalable system that enables real-time interactive customer ordering and customer services, and automates the processing of front and back-office functions for companies selling products over the Internet.

     The Company's solutions are used by more than 280 clients located primarily in North America, Europe and Australia. Smith-Gardner's client base includes companies such as Nordstrom, RedEnvelope.com, Outpost.com, Egghead.com, KBkids.com, Hickory Farms, Lego, MicroWarehouse, QVC Network and Time Life.

     The Company was incorporated as a Florida corporation in 1988. The Company's principal offices are located at 1615 South Congress Avenue, Delray Beach, Florida 33445-6368 and the telephone number at that location is (561) 265-2700.

INDUSTRY BACKGROUND

     Historically, the direct commerce industry in the United States principally consisted of companies engaged in marketing and selling their products and services through traditional direct marketing channels, such as catalogs, direct mailings, print ads, telemarketing, television or radio. Typically, the selling process involved marketers contacting and soliciting potential customers through these traditional direct marketing channels. Those customers ordered their products by mail, paid by check and received purchased products by carrier thereafter. This process normally took four to six weeks due to lengthy processing times and slow delivery via postal service. As the direct sales industry matured, the sales process evolved to include toll-free telephone numbers for ordering and customer service, faster delivery methods and customers' increasing preference to pay by credit card. Until the mid 1980s, the direct sales industry remained dominated by companies selling exclusively through traditional direct marketing channels.

     In the last decade, many companies selling exclusively through traditional direct marketing channels achieved significant success due to their ability to address growing customer demand for greater convenience and more personalized service. As a result, many retailers who had previously sold only through retail outlets entered the direct commerce industry. Examples of such retailers include Macy's, Bloomingdale's, Nordstrom and Saks Fifth Avenue, which currently market and sell their products through retail outlets as well as catalogs, direct mailings and other direct sales channels. The advantages of direct sales for retailers include an increased ability to target existing clients, better customer service and decreased costs of operations.

     With the emergence and acceptance of the Internet as a business-to-business and business-to-consumer sales channel and the rapid growth in interactive Internet commerce, the direct commerce industry has expanded to include a much broader range of companies. In addition to traditional direct marketing efforts, direct sales over the Internet has become a new, important sales channel for a wide range of retailers and manufacturers who traditionally relied predominantly on in-store sales, large in-house direct sales organizations, independent distributors, or person-to-person solicitation. Also, the emergence of Internet-only marketers has further expanded the direct commerce industry. Examples of these retailers, manufacturers and Internet-only marketers include Amazon.com, Buy.com, Dell and Egghead.com. The growth in interactive Internet commerce coupled with increasing competition among store-based and non-store-based retailers and marketers have significantly increased the use of direct marketing and sales strategies and expanded the range of marketers and retailers deploying such strategies.

THE DIRECT COMMERCE INDUSTRY TODAY

     The direct commerce industry encompasses those companies selling products directly to customers through direct channels other than traditional in-store sales, such as catalogs, direct mail, TV infomercials, radio, print ads, outbound telemarketing, the Internet and other direct sales based channels. According to a recent study sponsored by the Direct Marketing Association ("DMA"), these marketing channels accounted for approximately $1.4 trillion in annual sales in the United States in 1998.

     According to the DMA, the fastest growing segment within the direct commerce industry is interactive marketing over the Internet. Companies using this marketing channel distribute advertising over the Internet via Web-sites or paid advertisements on targeted third-party sites or browsers and frequently offer customers the convenience of purchasing merchandise directly through Internet commerce applications. Since 1994, when interactive marketing results were first charted, there have been triple digit annual growth rates -- from
156.0 percent per year for business to business ("b to b") advertising expenditures, to 217.3 percent per year for consumer sales revenue growth. Sales revenue that results from interactive media expenditures is expected to reach $11 billion in 1999. Online direct marketing sales are expected to grow annually by 50.2 percent to reach $84.4 billion in 2004. As in other areas of direct marketing, projected sales growth rates for the next five years are much higher than projected growth rates for interactive marketing expenditures.

THE DIRECT COMMERCE SOFTWARE MARKET

     As a result of the growth in Internet commerce and the increased use of multiple direct sales channels, many marketers need to enhance their information technology solutions to accommodate the direct sales business model. The Company believes that such companies seek information technology solutions that can help them effectively manage their order flow from web pages and other direct sales channels while simultaneously centralizing and automating their front and back-office operations and managing all aspects of their direct sales operations. These solutions must be able to integrate seamlessly with the other systems or applications that these companies currently use, and must enable real-time information flow to help managers target potential customers, analyze sales and product strategies, enhance and access customer service records and synchronize key data. Direct marketing companies, Internet-only retailers and companies complementing their existing sales strategies with direct sales channels require systems that are flexible and that support innovative new marketing initiatives and methods of operation which may be implemented in the future. Since certain direct commerce marketing segments, particularly the Internet commerce segment, are growing rapidly, direct sales systems must also be highly scalable and efficient.

     Current technology alternatives for companies with direct commerce operations are typically comprised of general purpose or retail-oriented enterprise resource planning ("ERP") software and electronic commerce add-on applications without real-time access to enterprise databases. This technology solution is prevalent among companies that traditionally sell through wholesalers, distributors, in-house sales forces or retail outlets. Another common technology alternative consists of point solutions targeted to direct commerce, but with limited breadth and depth of functionality. These point solutions tend to be difficult to use and do not help managers access and leverage the enterprise knowledge residing in company databases. In-house technology solutions are also common in the direct commerce industry, especially among larger companies. These in-house solutions are typically expensive to develop, modify and maintain and require a sophisticated in-house software development staff. Also, technology development is typically not the core strength of direct commerce companies, and in-house software often lacks the vision and perspective to keep up with technological change. As a result, management of the Company believes that a significant opportunity exists for third-party technology providers to offer enterprise-wide, best-of-breed software solutions designed specifically for direct commerce.

THE SMITH-GARDNER SOLUTION

     The Company's cornerstone software-based solution is MACS (MailOrder and Cataloging System), which was renamed WebOrder Commerce Engine in 1999. WebOrder Commerce Engine is an enterprise-wide, mission-critical software solution developed specifically for the direct commerce industry. WebOrder Commerce Engine helps managers of direct commerce companies operate their businesses more effectively and efficiently by automating operations and making available real-time information relating to nearly every facet of these companies' operations. WebOrder Commerce Engine incorporates analytical tools, best-of-breed methodologies, in-depth functionality and enterprise-wide information flow. The Company also provides extensive customer support services, custom development and integration services, consulting, installation and training.

     The Company's WebOrder Enterprise Edition is comprised of WebOrder Publisher, WebOrder Gateway and WebOrder Commerce Engine, providing a real-time interactive end-to-end Internet commerce solution. WebOrder Enterprise Edition, first installed in November 1997, positions the Company to benefit from the strong growth in the Internet commerce segment of the direct commerce industry. WebOrder Enterprise Edition provides all front and back-office features needed to manage sales transactions over the Internet including real-time customer access to inventory availability, order status and customer service functions. WebOrder enables Internet marketers to effectively manage order flow from Web pages and other direct sales channels while simultaneously integrating marketing, sales and back-office operations.

     The Company's EuroMACS product offers a solution targeted at direct commerce companies based abroad. EuroMACS is specifically designed to address issues that are unique to these companies, such as value-added tax requirements, multiple currencies, international document formats, local banking and shipping carrier interfaces, and different mailing and address formats.

     The Company's solutions are designed to provide its clients with the following benefits:

          Fully Integrated and Highly Functional Solutions. WebOrder supports all of the major areas of direct commerce including marketing, advertising analysis, merchandising, sales, purchasing, accounting, telemarketing, ordering, customer service, electronic and Internet commerce, warehousing, shipping, production and systems operation. WebOrder enables real-time information flow that supports marketing and database analytics and sophisticated management reports. WebOrder also eliminates potential errors arising from the maintenance of multiple unsynchronized databases. In addition to approximately 3,000 standard features, the Company's software solutions offer approximately 1,500 customization options and enable its users to tailor this solution to their changing business needs and processes without disrupting the underlying data model and interrupting the business.

          Versatility and Open Technology Environment. The WebOrder solutions use open technology and readily integrate with many third-party systems and software applications. WebOrder Publisher resides on the front-end web server and runs on Unix, Linux and NT platforms. WebOrder Commerce Engine resides on a back-end server and runs on HP 3000, HP 9000 and NT platforms. The solution is ODBC compliant, which enables the exchange of data with other common computing platforms used by manufacturers and retailers, such as IBM's AS400 and various other systems. WebOrder has been successfully integrated with software solutions provided by third-party vendors such as Island Pacific, Manhattan Associates, PeopleSoft and Great Plains. The entire direct commerce market can be addressed by its present platforms, because NT platforms address the lower end of the market and the HP 3000 and 9000 platform addresses the mid to large tier clients.

          High Volume Internet Commerce Capability. WebOrder provides an Internet commerce solution, which incorporates the scalability and functionality of its proven WebOrder Commerce Engine and can accommodate the Internet commerce requirements of very large retailers. WebOrder enables traditional retailers, manufacturers, Internet-only marketers and other direct commerce companies to add a high volume Internet commerce channel to their marketing and sales activities without changing their core ERP systems.

          Processing Scalability and Reduced Operating Costs. WebOrder enables companies to process up to 300,000 direct sales orders per day, minimize overhead costs, enhance decision support and data analytics, improve the efficiency and quality of customer services and streamline overall operations. WebOrder can also reduce the operating costs that would otherwise be associated with the ongoing maintenance and updating of legacy, batch and mainframe systems.

STRATEGY

     The Company's objective is to become the world's leading provider of software solutions to the direct commerce industry. The Company's strategies to achieve this objective include the following:

          Capitalize on Internet Commerce Growth. The Company intends to expand its marketing and sales of WebOrder to new Internet retailers and other Internet commerce participants. WebOrder Enterprise Edition, which was first installed in November 1997, offers a sophisticated, highly scalable technology solution for Internet commerce activities. Internet commerce is the fastest growing segment in the direct commerce industry and experienced a compound annual revenue growth of nearly 250% from 1994 to 1998. To date, the Company has sold its WebOrder Enterprise Edition to more than 100 clients including companies such as KBkids.com, Outpost.com and Hickory Farms.

          Develop New Product Offerings. The Company is expanding its product line with new complementary front-end modules that are designed to be integrated with WebOrder. One such product offering, released in November 1999, is Predictive Response, an online personalization and merchandising tool designed to increase the conversion rate of web browsers to buyers. Predictive Response dynamically generates cross-sell and up-sell recommendations to online customers using advanced collaborative filtering techniques. The Predictive Response module is a cost effective solution that is designed to leverage behavioral profiles, purchase history and rules based logic to stimulate web purchases. The Company believes that Predictive Response will assist in increasing its users' profitability and provide a competitive business advantage.

          Extend Product Offerings Across New Platforms. The Company will be focused on its deployment of WebOrder on the Unix platform in 2000. The Company released the Unix product for beta implementation in December 1999, and expects to provide general availability of the product in the second quarter of 2000.

          Extend Product Offerings With Strategic Alliances. The Company seeks to further extend its product line through partnerships with companies offering best of breed solutions. The Company is establishing a formal Business Alliance Program targeted at establishing new strategic technology and service partners to enhance WebOrder software and services. As an example, the number of partnerships with companies offering complementary front-end e-commerce solutions such as OneSoft is expected to grow in 2000.

          Develop Global Markets. The Company seeks to further develop its international presence and sales. The Company opened offices in the United Kingdom and Australia in mid-1997 and has since added approximately 50 employees to its international operations. The Company plans to add additional offices in Western Europe in the future. The Company intends to leverage its strong domestic presence to increase its sales in international markets, particularly in Europe and Australia.

          Increase Sales to Existing Clients. In 2000, the Company's product marketing management team and the aftermarket sales team intend to build on the momentum begun in 1999 for selling optional product modules to its existing clients. Optional modules such as Predictive Response, Computer Telephony Integration (CTI), Inventory Forecasting, and other new modules planned for release in 2000 are examples of the optional modules expected to be marketed to existing and new clients.

          Expand Direct Sales Force. The Company intends to increase the size of its current sales force in order to expand its marketing of existing products and modules. In addition, the Company is creating new sales teams and intends to hire additional sales personnel to market and sell its products to the growing direct commerce industry. The Company also intends to add offices in Western Europe and to hire additional sales personnel to service international markets.

          Expand Service Offerings. The Company's consulting and service offerings are critical components of its client-driven solution. The Company intends to continue to expand its comprehensive consulting and client support services to facilitate the timely installation, implementation and effective utilization of its products. For example, in 1999, the Company added a northeast based training center in addition to its existing West Coast and Florida based training centers.

          Pursue Strategic Opportunities. The Company believes that the market for software which automates direct commerce operations is highly fragmented and rapidly evolving, with many new product introductions and many large and small industry participants. These factors may create the opportunity to effect strategic transactions, including acquisitions, alliances or other partnerships, in order to increase the breadth of the Company's product offerings, establish new sales and marketing channels and exploit evolving market opportunities. While the Company presently has no commitments to effect any such transactions, it intends to pursue such opportunities in order to enhance further its competitive position as the marketplace evolves.

PRODUCTS

     The WebOrder family of products offers an integrated, flexible, modular solution for front and back-office operations, decision support analytics, Internet commerce marketing and transaction processing functionality. The first version of the WebOrder Commerce Engine (previously marketed as MACS) was installed in 1990. In 1997, the Company released a new Internet based end-to-end solution called WebOrder Enterprise Edition, which consists of WebOrder Publisher, WebOrder Gateway and WebOrder Commerce Engine. Additionally, the Company introduced WebOrder Standard Edition in 1999, which is comprised of WebOrder Gateway and WebOrder Commerce Engine and facilitates the use of third party or in-house proprietary e-commerce front-end applications. Also part of the WebOrder family is EuroMACS, which was designed to accommodate specific European business requirements and was introduced by the Company in January 1998.

     The following chart summarizes the current WebOrder products and typical users:

PRODUCT                         DESCRIPTION OF FUNCTIONS        TYPICAL USERS
-------                         ------------------------        -------------
WEBORDER ENTERPRISE EDITION     End-to-end direct commerce      Direct marketing companies,
  (comprised of WebOrder        solution that includes          Internet-only based companies,
  Commerce Engine, WebOrder     software running on the web     and traditional retailers and
  Gateway, and WebOrder         server and back-end commerce    manufacturers with significant
  Publisher)                    server. It automates and        direct sales channels with
                                integrates all major            daily transaction volumes of
                                functional areas of direct      up to 300,000.
                                commerce companies that sell
                                through the Internet,
                                catalogs, direct mail,
                                telemarketing, print ads
                                telephone, mail, television,
                                radio and other direct sales
                                channels; includes over 3,000
                                functions encompassing
                                marketing, advertising, sales,
                                merchandising, purchasing,
                                accounting, shopping cart and
                                taking orders, customer
                                services, warehousing,
                                shipping, production and
                                systems operation; displays
                                real-time management
                                information by maintaining
                                mini data marts for each
                                functional area.

WEBORDER STANDARD EDITION       Back-end direct commerce        Direct marketing companies,
  (comprised of WebOrder        system with capability to       Internet-only based companies,
  Commerce Engine and WebOrder  interface with 3rd party or     and traditional retailers and
  Gateway)                      in-house e-commerce front end   manufacturers with significant
                                applications; incorporating     direct sales channels with
                                all the features of the         daily transaction volumes of
                                WebOrder Enterprise Edition     up to 300,000.
                                except for the WebOrder
                                Publisher module which
                                includes the web server CGI's
                                and HTML web page templates.
                                WebOrder Standard Edition
                                offers integration of the
                                back-end and e-business
                                software of the WebOrder
                                Commerce Engine and WebOrder
                                Gateway to a 3rd party
                                front-end system which
                                provides web customers
                                real-time, secure information
                                including inventory
                                availability, order status and
                                customer service functions.

PRODUCT                         DESCRIPTION OF FUNCTIONS        TYPICAL USERS
-------                         ------------------------        -------------
EUROMACS                        WebOrder Commerce Engine        International-based direct
                                modified to accommodate the     commerce companies and
                                needs of clients located        traditional retailers selling
                                abroad in areas relating to     through direct sales channels,
                                value-added tax requirements,   with daily transaction volumes
                                international mailing address   of up to 300,000.
                                formats, and interfacing with
                                international shipping
                                carriers and banking
                                institutions.

     The prices of WebOrder Enterprise Edition, WebOrder Standard Edition and EuroMACS, range from $20,000 to more than $5 million, depending on the number of users and CPUs required.

     In addition to the current WebOrder products, there are a number of optional modules available to WebOrder users. The following chart summarizes the functions and benefits of the more widely used optional modules:

MODULE                          DESCRIPTION OF FUNCTIONS        BENEFITS
------                          ------------------------        --------
Point of Sale.................  Interfaces with catalog         Enables companies to run a
                                customer database and           store and a direct commerce
                                facilitates the display of      company via one centralized
                                separate store inventories;     database.
                                provides cash register
                                processing and optional drop
                                shipping of unavailable items.

Data Mining System ("DMS")....  Provides access to customer     Assists clients in increasing
                                and business information and    profitability and provides
                                facilitates decision support    clients a competitive business
                                needs.                          advantage.

Assembly......................  Facilitates the procurement of  Enables companies to run light
                                raw materials and creates       manufacturing operations.
                                bills of materials to track
                                assembly process; tracks costs
                                of assembly (including labor
                                and machine time) and
                                forecasts demand for raw
                                materials.

Continuity....................  Enables negative option-type    Streamlines operations of
                                promotions and facilitates      companies that sell books,
                                monthly club programs,          records, videos and other
                                customer maintenance            continuing-demand products.
                                procedures and other incentive
                                programs.

Installment Billing...........  Facilitates installment         Enables billing of customers'
                                payments, returns and           credit cards in multiple
                                cancellations.                  installments.

Outbound Telemarketing........  Uses existing selection         Enables companies to become
                                criteria and MACS database to   more proactive in selling to
                                create campaigns; automates     existing customers and
                                customer service and            prospects.
                                solicitation functions.

Computer Telephony
  Integration.................  Provides a caller ID feature    Decreases telephone line and
                                which facilitates.              personnel costs.

MODULE                          DESCRIPTION OF FUNCTIONS        BENEFITS
------                          ------------------------        --------
(CTI).........................  order entry and customer        associated with a phone
                                service functions.              operator requesting customer
                                                                information to search the
                                                                database and bring up their
                                                                account.

PREDICTIVE RESPONSE...........  Facilitates dynamic cross-sell  Enables companies to increase
                                and upsell recommendations to   conversion of web browsers to
                                online customers using          buyers and increase the
                                behavioral profiling, past      average dollars per order.
                                purchase history and rules
                                based logic. Automatic e-mail
                                routing based on keywords.

E-MAIL RESPONSE MANAGEMENT
  SYSTEM......................  Automatic e-mail routing based  Enables companies to
                                on keywords. Intelligent        efficiently manage all inbound
                                e-mail responses can be driven  customer e-mails and automate
                                from predefined templates and   the response process.
                                the knowledge database.

INTERNET GIFT REGISTRY          Offers customers the ability    Enables companies to
                                to create "wish lists" and      facilitate the gift purchasing
                                gift registries for personal    process for their customers
                                use or for sharing with         via the Internet.
                                friends and family.

WIRELESS APPLICATION PROTOCOL
  (WAP).......................  WebOrder marketing, ordering    Enables companies to increase
                                and customer service functions  sales penetration by offering
                                via wireless devices (mobile    ordering and service
                                phones, digital assistants,     capabilities via wireless
                                etc.).                          devices.

     Pricing for these optional modules is based on individual user requirements and needs.

     WebOrder's back-end commerce engine operates in a HP Series 3000, MPE/iX environment, HP 9000 Unix environment or Microsoft Windows NT environment. WebOrder is a scalable, fully upward compatible computer system in which all hardware upgrades are performed at the CPU site. The main programming language used for WebOrder is COBOL, although some functionality is written in C++ and Visual Basic.

     All HP3000 and HP9000 WebOrder systems provide high online transaction processing performance and functionality and support major networking protocols such as OSI, TCP/IP, SNA, and OSF/DCE. The Company has developed its own TCP/IP Application Program Interface ("API"), which serves as the foundation to communicate directly between WebOrder and the Internet. This socket-based API also has the ability to communicate with other Windows-based applications. WebOrder requires a Microsoft Internet information server and communicates with the HP3000 or HP9000 through the Company's own API. The API enables WebOrder to communicate with other platforms through an exchange of data from WebOrder to databases including Oracle, Microsoft SQL Server and Microsoft Access.

PRODUCTS UNDER DEVELOPMENT

     The Company is currently developing new products in response to demands presented by companies in the direct commerce marketing industry including:

Enterprise Marketing
  Automation Suite............  Internet Campaign Management,   Direct commerce companies
                                Web Content Management,         selling through the Internet.
                                Customer Relationship
                                Management, DataMining, and
                                Analytics

     The Company expects to introduce the Enterprise Marketing Automation Suite of products during the next twelve to eighteen months.

CLIENTS

     The Company's clients include traditional direct marketing and catalog companies, Internet-only based retailers, fulfillment houses, and traditional brick and mortar retailers and manufacturing companies with significant direct sales operations. The Company generally targets leading direct commerce companies in their respective industry segments. The Company has sold its products to more than 280 clients. The following is a representative list of the Company's clients as of December 31, 1999, generally categorized by industry segment:

APPAREL/SHOES                                         GENERAL MERCHANDISE GIFTS

Coldwater Creek, Inc                                  RedEnvelope.com
dELiA*s                                               KBkids.com
Huntington Clothiers, Inc                             Lego Direct Marketing, Inc.
Nine West Group                                       Brookstone, Inc.
Nordstrom, Inc.                                       Hammacher Schlemmer

COMPUTER SOFTWARE/HARDWARE                            TV HOME SHOPPING

Creative Computers                                    Arcadia
Outpost.com, Inc.                                     The Shopping Channel
Egghead.com, Inc.                                     Littlewoods
Micro Warehouse                                       QVC Network, Inc.
Multiple Zones International Inc.

EDUCATIONAL
  SUPPLIES/BOOKS                                      OTHERS

BigWords.com                                          JC Penney Logistics, Inc.
Marboro Books Corp. (Barnes &                         Zomax
  Noble)                                              United Methodist Publishing House
Rodale Press, Inc                                     United States Mint
Time Life, Inc.

FOOD AND BEVERAGE

eCandy.com
Ethel M. Chocolates
Hickory Farms, Inc
Wine Enthusiast

     None of the Company's clients accounted for more than 10% of the Company's revenue in 1999, 1998 or 1997. For the year ended December 31, 1998, the Company's two largest clients, United States Mint and Multiple Zones, in the aggregate accounted for 16.8% of the Company's revenue. In 1997, the Company's three largest clients, Genesis Direct, Inc., dELiA*s and KAO Infosystems Co., in the aggregate accounted for 18.6% of the Company's revenue.

CLIENT SERVICES

  Client Support

     The Company believes that a high level of service and support is critical to its success and an important competitive advantage. The Company's installation teams consist of a project manager, a technical lead, two support analysts and as many installers or trainers as are required for a given installation. The installation teams configure the system for new clients, install the software, set all the proper control switches, train the client's executives and managers, and resolve all installation issues for up to three to six months after the client begins processing orders through the system. Thereafter, the Company transitions the client to its standard support services provided by the Company. The Company's installation teams completed 32 installations of WebOrder in 1997, 46 installations in 1998, and 77 installations in 1999.

     The Company's client support function is responsible for servicing its clients after the initial implementation project is complete. The Company has client support operations in the United States and the United Kingdom and currently supports approximately 280 clients in over 17 countries. These operations enable the Company to respond more quickly and effectively to the needs of its multinational and international clients. Approximately 80% of current WebOrder users participate in the Company's support services program.

     The Company believes that a close and active service and support relationship is important to client satisfaction and also provides the Company with information regarding evolving client requirements. For example, the Company assigns to each of its clients an Account Manager who is responsible for the account. Each Account Manager has a dedicated team of Support Analysts reporting to their team to ensure that issues are resolved in an expedient manner. In addition, the Company provides telephone support from 8:00 a.m. to 9:00 p.m. (EST) weekdays and 24 hours-a-day for emergencies, and uses electronic bulletin boards and other forms of electronic distribution to provide clients with the latest information regarding the Company's products.

     In general, the Company provides two kinds of support: standard and Major Account. The Company's standard support services provide complete, full time technical support. When a client calls the Company with a question or issue, it is initially reviewed by the Account Manager and then assigned to a team member for resolution. More complex issues can then be referred to the Company's technical support team and, if necessary, to the Company's programming unit. The Company provides its clients with telephone support to give timely responses to systems issues. The Company continually communicates with its clients through newsletters and seminars, and Account Managers provide weekly reports to each client detailing the status of the account. Event schedules, product enhancement requests and electronic mail are available to clients on the Company's Internet web site as well. In addition, this Internet support site contains a knowledge database where searches can be done based on key-words, a section for frequently asked questions and how-to's, an archive of release notes for current and prior upgrades, as well as a complete set of on-line user documentation.

     The Company's Major Account support services provide premier technical service for its larger clients through the assignment of a dedicated Account Manager and a team of support personnel. For these clients, the Company maintains a copy of their production software environment on the Company's client support system to enable the Account Manager to expedite the resolution of all client issues. The Company believes that such services build a strong strategic relationship, which enhances the future business prospects of the Company.

     Support contracts are typically service agreements pursuant to which clients pay a monthly fee based on a percentage of the total software license fee. Installation and training are included in the initial license fee. Depending on the services delivered, support services typically are priced at 18% to 20% of the total license fee per year and include, without charge, any new version releases of software. Major Account services are typically priced based on the level of support services provided and number of CPU's.

     The Company's Client Services function contains a separate specialized group for WebOrder Implementation and Support. This group is responsible for assisting the customers with the implementation of the WebOrder Gateway and WebOrder Publisher, as well the resolution of all related issues.

     As of December 31, 1999, the Company employed 158 client support services personnel, consisting of 52 implementation, 79 standard support, 19 major account support and 8 Web Implementation and Support personnel.

  Consulting and Customization

     The Company's consultants conduct site examinations and assist clients in developing and implementing advanced WebOrder strategies. With significant experience in the direct commerce industry, the Company's consultants provide practical and proven direction in developing strategies which apply best-practice WebOrder methodologies that meet the client's requirements. Depending on the client's needs, the Company offers:

     - Requirements analysis and WebOrder software evaluation services;

     - Advanced WebOrder methodology consulting;

     - Benchmarking and other advanced strategy workshops involving clients and industry experts;

     - Integration services and technical consulting in areas such as data conversion, system interfaces and database/network tuning;

     - Project management services intended to lead the client through the implementation activities required to achieve successfully the client's business objectives; and

     - Custom programming for system enhancements and system interfacing.

     Consulting and customization services are delivered directly by the Company but are also delivered in conjunction with third-party service providers such as systems integrators and specialist consulting firms.

  Training and Education

     The Company offers a variety of standard and customized training and education services at client sites, at the Company's headquarters in Delray Beach, Florida, and at selected regional sites throughout the country. Upon the installation of WebOrder, the Company provides a two week training course for each client's staff. The training curriculum is delivered by specialists who utilize proven education techniques and advanced technology. The Company also offers 48 courses per year for training in the application of its WebOrder products through the Smith-Gardner Academy. The Company also offers a "train the trainer" program in which the Company trains client employees designated as trainers within their organization. These trainers are educated in both training techniques and the optimal use of the Company's products. The Company believes its train-the-trainer methodology is a crucial element in the success of its implementations, which often span multiple departments, plants and countries. Continuing education and training is delivered through standard courses with package prices or can be contracted for on a time and materials basis.

SALES AND MARKETING

     The Company markets and sells its products and services to new prospects and existing clients primarily through its direct sales force. These personnel are trained in the Company's products and service offerings and in the operations of the Company's clients. The Company's personnel use a "consultative" selling approach, because the sales process requires an understanding of the direct commerce industry as well as comprehensive computer and systems expertise.

     The Company's sales force is supported by marketing personnel who generate and qualify leads through advertising and marketing campaigns, produce product literature, periodic newsletters and direct mail campaigns, arrange attendance at trade shows and conventions, and sponsor seminars. The marketing department also supports the sales force with appropriate documentation or presentation and demonstration materials for use during the sales process. The Company also supports its direct sales and marketing force with a group of systems engineering professionals, many of who also possess vertical market and practical WebOrder expertise.

     As of December 31, 1999, the Company employed 42 sales and marketing personnel (37 domestically and 5 internationally), consisting of 26 sales representatives and 16 marketing and other support personnel.

     The Company's method of marketing and selling to a new prospect consists of identifying the prospect, qualifying the prospect and, if the prospect is qualified, preparing and presenting a sales proposal. The prospecting process includes placing advertisements in trade publications, acquiring mailing lists, telemarketing, direct mailing, conducting seminars and participating in trade shows to generate leads for the direct sales force. Once a prospect is qualified, the appropriate direct sales personnel visit the prospect to understand the prospect's specific requirements. This process usually results in the preparation of a written proposal describing the hardware, software and services that meet the prospect's requirements. While the Company's sales personnel generally make the initial sales contact, large and complex installations generally involve the use of the Company's professional services group. This group works closely with the sales team to identify the optimal configuration of WebOrder required for such prospects. This sales cycle typically ranges from three to six months.

     The Company has executed a hardware resale agreement with Client Systems, Inc., a distributor of HP products. The Company also has a strategic relationship with Hewlett-Packard consisting of cooperative marketing and sales activities in the direct commerce industry. Currently, the Company is one of the leading resellers of the HP3000 products.

     The WebOrder user community and the Company have organized an international users' group whose advisory committee plays an important role in helping the Company develop and refine its WebOrder products and services strategies. In addition, the Company hosts an annual World Conference, which includes presentations by the Company and clients concerning the features and capabilities of the Company's products. The Company also participates in trade conferences worldwide to promote global sales and use of the WebOrder products. All of these conferences include workshops, round table discussions and special sessions devoted to products, technologies and WebOrder methodologies. More than 400 attendees participated in the Company's 1999 SG World Conference held in Delray Beach, Florida

RESEARCH AND DEVELOPMENT

     The Company's business analysis, programming, quality assurance and advanced technologies teams perform the Company's research and development function. The business analysis group performs the functional and technical requirements for the enhancements that are requested either from the Company's clients or internal product management group. The programming group is responsible for the WebOrder software maintenance and enhancement process. The Company uses a version and patch approach to software release control and uniformly maintains a current version of each of its products, which is not subject to enhancements, and a development version, which is regularly enhanced. The Company releases quarterly patch updates of its current versions upon code corrections and believes that this process maximizes the stability of its products, which is critical to the day-to-day operations of a direct commerce company. The quality control group tests the software each time it passes through the business and programming groups and performs regression testing prior to the release of any patch updates or new releases. The advanced technologies group is responsible for the identification and initial development of new technology opportunities.

     The Company follows a structured development methodology to ensure the timely and cost-effective production of high-quality software. The Company has a formal process through which clients may have input as to modifications of the Company's products and believes that this input helps it deliver a leading industry solution to its current and prospective clients.

     As of December 31, 1999, the research and development staff consisted of 92 employees globally. From time to time, the Company has also engaged outside consultants in its product development efforts. Total expenses for research and development in the fiscal years ended December 31, 1997, 1998 and 1999 were approximately $2.0 million, $2.3 million and $3.4 million, respectively. No software development costs were capitalized in fiscal 1997, 1998 or 1999. The Company anticipates that it will continue to commit substantial resources to product development in the future.

COMPETITION

     The market for direct commerce software is competitive, rapidly evolving and highly sensitive to new product introductions and marketing efforts by industry participants. This market is also highly fragmented and served by ERP software providers, electronic commerce software providers, consulting firms and point solution providers targeting the direct commerce industry. The Company's products also compete with information systems developed and serviced internally by in-house MIS departments. Although the Company believes that none of its competitors currently compete against the Company in all industry segments, there can be no assurance that such competitors will not compete against the Company in the future in additional industry segments. Many of the Company's potential future competitors may have significantly greater financial, technical and marketing resources, generate higher revenues and may have greater name recognition than does the Company. In addition, as the Company expands into new segments of the direct commerce industry, such as Internet commerce, it will face competition from other software companies, MIS departments and unforeseen sources. Compared with the Company, these competitors may have greater resources, operating experience, credibility and relationships in such new segments. Although the Company believes that it currently competes favorably in all industry segments and against all competitors, there can be no assurance that it will do so in the future.

PROPRIETARY RIGHTS AND LICENSES

     The Company primarily relies on a combination of copyright, trademark and trade secret laws, unpatented proprietary know-how, license agreements, non-disclosure and other contractual provisions and technical measures to protect its proprietary rights in its products and technology. The Company typically distributes its software products under software license agreements which contain, among other things, provisions limiting the use, copying and transfer of the licensed program. The Company has obtained a United States copyright registration for the source code of certain of its WebOrder software.

     The Company currently has operations in the United States, Australia and the United Kingdom, and its products are licensed for use by clients in over 17 countries. The Company has registered MACS, MACSII, MACSIII, EUROMACS, THE MACSIMUM and the "SG" logo as trademarks in the United States. The Company also has applied for the registration as trademarks in the United States of MACSACCESS, VISUALMACS, WEBORDER, PREDICTIVE RESPONSE and "SMITH-GARDNER". The Company believes that international protection and enforcement of intellectual property rights for software products in particular may be more limited than in the United States. Specifically, intellectual property laws in certain countries may not protect software companies from the loss of intellectual property rights through reverse engineering.

     The Company has entered into several agreements regarding the integration of the intellectual property of third parties into its products. Parties to such agreements include Cognos, First Logic, GTS and DISC.

     The Company generally enters into confidentiality agreements with employees and clients which limit rights and access to, and distribution of, any proprietary or confidential information. Furthermore, employees execute agreements requiring disclosure and assignment to the Company of all of the intellectual property rights associated with any ideas, concepts, techniques, inventions, processes, or works of authorship relating to the business of the Company and developed or created during the course of performing work for the Company or its clients.

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

EMPLOYEES

     As of December 31, 1999, the Company had a total of 337 full-time employees in the United States: 75 in product development, 37 in sales and marketing, 47 in training and professional services, 158 in client support services and 20 in management, administration and finance. In addition, as of December 31, 1999, the Company had 49 employees in the United Kingdom and 2 employees in Australia. None of the Company's employees are subject to a collective bargaining agreement, and the Company has not experienced any work stoppages. The Company believes that its employee relations are good.

ITEM 2.  PROPERTIES

     The Company is headquartered in Delray Beach, Florida, where it leases approximately 73,000 square feet of office space pursuant to a lease that expires in December 2006. The annual rent expense under such lease is approximately $940,000. The Company also leases office space in the United Kingdom and Australia to house its operations abroad. The annual rent under such leases is approximately $100,000 and $30,000, respectively. The Company also leases office space in Texas and Maryland for certain of its marketing and sales activities. The annual rent under such leases is $3,600 and $7,200, respectively. The aggregate annual facility lease payments of the Company during the fiscal year ended December 31, 1999 was $508,899. The Company is currently evaluating the need for additional facilities domestically and abroad to accommodate additional marketing and sales activities, and believes that it will be able to obtain such space on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

     In November 1995, Robelle Consulting Ltd. ("Robelle") filed suit against the Company and Allan J. Gardner in United States District Court for the Southern District of Florida. Robelle alleged copyright and trademark infringement, breach of contract, and unfair competition arising out of the Company's distribution of two of Robelle's software products which had been incorporated as part of WebOrder. Robelle sought, among other relief, an indeterminate amount of damages. In January 1998, Robelle was granted summary judgment with respect to its copyright infringement claim for one of the Robelle products, but was denied summary judgment as to its claim for statutory damages for such infringement and denied several of its damages claims. In February 1998, the Company filed a suit against Robelle in Circuit Court in Palm Beach County, Florida. The Company alleged that Robelle wrongfully terminated its VAR License Agreement with the Company and breached the terms thereof. Robelle denied any wrongdoing.

     On October 26, 1999 the Company entered into a settlement agreement with Robelle. Under the terms of the settlement agreement, the Company paid to Robelle the sum of $100,000, which was paid on October 27, 1999. In addition, the Company also agreed to pay $90,000 on or before April 14, 2000. These amounts were provided for at December 31, 1998 in the consolidated financial statements. Under the terms of the Settlement Agreement, each party agreed to dismiss all suits filed against the other party, and to mutually release all claims in connection with the subject matter of such suits.

     From time to time, the Company is involved in other legal proceedings incidental to the conduct of its business. The Company believes that this other litigation, individually or in the aggregate, to which it is currently a party is not likely to have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock began trading in the NASDAQ National Market under the symbol "SGAI" on January 29, 1999. Accordingly, market price information is not available for 1998. The following table sets forth the range of high and low bid prices for the company's common stock for the period from January 1999 to December 1999, as reported by NASDAQ. The quotes represents "Inter-dealer" prices without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

                                                               HIGH      LOW
                                                              -------   ------
First Quarter...............................................  $21.875   $9.750
Second Quarter..............................................   16.625    7.875
Third Quarter...............................................   10.750    6.938
Fourth Quarter..............................................   21.375    7.375

     As of March 7, 2000, there were 12,337,988 shares of Common Stock outstanding, held by 58 stockholders of record. The Company believes that certain holders of record hold a substantial number of shares of Common Stock as nominees for a significant number of beneficial owners. The closing price for the Company's Common Stock on March 7, 2000 was $18.688 per share.

     The Company terminated its S Corporation election effective January 1, 1999 in connection with its initial public offering (the "Offering"). As an S Corporation, the Company paid dividends to its shareholders from time to time in part to partially fund or offset their tax liability with respect to S Corporation earnings. In 1995, in connection with the sale of $12.0 million aggregate principal amount of convertible debentures (the "Convertible Debentures"), the Company paid an aggregate dividend to its shareholders in the amount of $12.0 million and an additional $3 million to offset its shareholders' 1995 tax liability. In September 1998, the Company; paid an aggregate dividend to its shareholders in the aggregate amount of $70,610 to offset its shareholders' 1997 tax liability. In September 1999, the Company, pursuant to an agreement with its pre-Offering shareholders, made a distribution in the amount of approximately $835,000 which represented the shareholders' individual income tax liabilities for the period beginning January 1, 1998 and ending on December 31, 1998.

     The payment of dividends is within the discretion of the Board of Directors. It is the present intention of the Board of Directors to retain all future earnings for use in the Company's business operations and, accordingly, the Board does not anticipate declaring any dividends in the foreseeable future.

USE OF PROCEEDS FROM REGISTERED SECURITIES

     In connection with the Offering, the Company's Registration Statement on Form S-1 (No. 333-63125) (the "Registration Statement") was declared effective on January 28, 1999. Pursuant to such Registration Statement, on February 3, 1999, the Company and certain selling shareholders sold 4,000,000 and 410,000 shares of Common Stock, respectively, at a price of $12 per share. The managing underwriters for this sale of Common Stock were BT Alex. Brown Incorporated and SoundView Technology Group (collectively, the "Underwriters"). On March 3, 1999, pursuant to the Underwriters' over-allotment option, the Company sold an additional 661,500 shares of Common Stock at a price of $12 per share. All of the securities offered by the Registration Statement were sold in the Offering and thereafter the Offering terminated. The aggregate gross proceeds to the Company in connection with the Offering were approximately $55.9 million. The total expenses incurred in connection with the Offering, including underwriting discounts and commissions, and fees for registration, legal, accounting, transfer agent, printing and other miscellaneous fees, were approximately $5.1 million, resulting in net offering proceeds of approximately $50.8 million to the Company.

     As of March 7, 2000, the net proceeds of the Offering have been used as follows: (i) $12.0 million to redeem all of the 12,000 shares of redeemable preferred stock, par value $.01 per share and $1,000 per share preference value (the "Redeemable Preferred Stock"), issued to certain lenders (Advent VII L.P., Advent Atlantic and Pacific II L.P., Advent Industrial II L.P., Advent New York L.P., Chestnut Capital Interna-tional III Limited Partnership and TA Venture Investors Limited Partners (each a "Lender" and collectively the "Lenders")) upon the conversion of the Convertible Debentures, (ii) approximately $4.7 million to pay accrued interest due and payable on the Convertible Debentures, and (iii) approximately $835,000 in the form of a distribution to Wilburn Smith, Allan J. Gardner and Thomas Quigley, who were the Company's sole shareholders prior to the Offering, in the aggregate amount representing the individual income tax liability of each of such shareholders for the period beginning January 1, 1998 and ending on December 31, 1998, the date immediately preceding the Company's voluntary S Corporation revocation. The remaining net proceeds are being used for working capital, capital expenditures and for general corporate purposes.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated financial data set forth below as of December 31, 1998 and 1999 and for each of the years in the five-year period ended December 31, 1999 are derived from the Consolidated Financial Statements of the Company which have been audited by KPMG LLP, independent public accountants. The Company's consolidated balance sheets as of December 31, 1999 and 1998, and consolidated statements of operations for each of the years in the three year period ended December 31, 1999 appear elsewhere in this report. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements and Notes thereto, included elsewhere in this report.

                                                    1999      1998      1997      1996      1995
                                                   -------   -------   -------   -------   -------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue:
  License fees and software sales................  $26,102   $18,097   $ 8,471   $ 5,932   $ 6,594
  Computer hardware sales........................    8,598     6,703     4,757     7,370    13,641
  Support........................................    7,630     5,335     4,100     4,038     3,343
  Services.......................................    4,268     3,567     1,324     1,189     1,351
                                                   -------   -------   -------   -------   -------
          Total revenue..........................   46,598    33,702    18,652    18,529    24,929
Cost of sales and services:
  License fees and software sales................    7,957     7,371     3,956       585       808
  Computer hardware sales........................    6,372     4,916     3,558     5,805    10,607
  Support........................................    5,050     3,222     3,271     3,141     2,491
  Services.......................................    3,165     2,271     1,104       902     1,016
                                                   -------   -------   -------   -------   -------
          Total cost of sales and services.......   22,544    17,780    11,889    10,433    14,922
                                                   -------   -------   -------   -------   -------
Gross Profit.....................................   24,054    15,922     6,763     8,096    10,007
Operating expenses:
  General and administrative.....................    8,061     6,538     4,567     4,776     3,206
  Research and development.......................    3,421     2,254     2,011     2,254     2,166
  Sales and marketing............................    5,585     2,430     1,482       980       523
                                                   -------   -------   -------   -------   -------
          Total operating expenses...............   17,067    11,222     8,060     8,010     5,895
                                                   -------   -------   -------   -------   -------
  (Loss)income from operations...................    6,987     4,700    (1,297)       86     4,112
Other income (expense):
Interest expense:
  Interest on outstanding debt...................     (165)   (1,800)   (1,500)   (1,200)   (1,200)
  Amortization of original issue discount(1).....       --        --      (680)   (1,378)   (1,378)
Interest income..................................    1,749       102       109        42       129
                                                   -------   -------   -------   -------   -------
          Total interest income (expense), net...    1,584    (1,697)   (2,071)   (2,536)   (2,449)
                                                   -------   -------   -------   -------   -------

                                                    1999      1998      1997      1996      1995
                                                   -------   -------   -------   -------   -------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Income (loss) before provision for income
  taxes..........................................    8,571     3,003    (3,368)   (2,450)    1,663
Provision for income taxes.......................   (3,048)       --        --        --        --
                                                   -------   -------   -------   -------   -------
Net income (loss)................................  $ 5,523   $ 3,003   $(3,368)  $(2,450)  $ 1,663
                                                   =======   =======   =======   =======   =======
Net income (loss) per share:
  Basic..........................................  $  0.48   $  0.57   $  (.64)  $  (.47)  $   .32
                                                   =======   =======   =======   =======   =======
  Diluted........................................  $  0.44   $  0.50   $  (.64)  $  (.47)  $   .22
                                                   =======   =======   =======   =======   =======
Weighted average shares used in calculating net
  income (loss) per share:
  Basic..........................................   11,622     5,263     5,263     5,263     5,263
                                                   =======   =======   =======   =======   =======
  Diluted........................................   12,426     8,131     5,263     5,263     7,519
                                                   =======   =======   =======   =======   =======
Pro forma data (unaudited):
  Income (loss) before income tax (expense)
     benefit.....................................  $ 8,571   $ 3,003   $(3,368)  $(2,450)  $ 1,663
Pro forma income tax (expense) benefit
  (unaudited)(2).................................   (3,378)   (1,215)      948       360    (1,155)
                                                   -------   -------   -------   -------   -------
Pro forma net income (loss) (unaudited)(2).......  $ 5,193   $ 1,788   $(2,420)  $(2,090)  $   508
                                                   =======   =======   =======   =======   =======

                                                   1999       1998
                                                  -------   --------
BALANCE SHEET DATA:
  Cash and cash equivalents.....................  $39,246   $  1,577
  Working capital...............................   43,335      3,904
  Total assets..................................   51,468      9,470
  Convertible debt and accrued interest(1)......       --     16,500
  Stockholders' equity (deficit)(1).............   45,162    (10,951)

---------------

(1) The fair value of the conversion features of the Convertible Debentures was determined to be $3.5 million based on the difference between the stated interest rates and the estimated market rate of such Convertible Debentures on the date of issuance. The amount is included in additional paid-in capital in the accompanying consolidated balance sheet, with the resulting OID on the convertible debt being amortized from the date of issuance (December 19, 1994) to the date the security first became convertible (June 30, 1997). This interest expense is a non-cash item.
(2) Prior to completing its initial public offering of Common Stock and as a result of its election to be treated as an S Corporation for income tax purposes, the Company was not subject to federal or certain state income taxes. Upon the Company's voluntary revocation of its S Corporation status effective January 1, 1999, the Company is subject to federal and certain state income taxes at applicable rates for a C Corporation. The unaudited pro forma income tax (expense) benefit presented in the consolidated statements of operations represents the estimated taxes that would have been recorded had the Company been a C Corporation for income tax purposes for each of the periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THERETO INCLUDED ELSEWHERE HEREIN.

OVERVIEW

     The Company is a leading provider of mission-critical, enterprise-wide software solutions, and related hardware and services, to the direct commerce industry. The Company's clients in the direct commerce industry are traditional direct marketing companies and Internet-only retailers, as well as wholesalers, fulfillment houses and retailers with significant non-store sales channels. The Company's WebOrder family of software products is designed to automate direct commerce activities, including advertising analysis, sales, telemarketing, ordering, merchandising, procurement, electronic and Internet commerce, warehousing, shipping, accounting and systems operation. The WebOrder products also provide managers and sales personnel with real-time operations, inventory and customer data to improve both management decision making and customer service.

     Since its inception in 1988, management of the Company has concentrated on providing software-based systems and services to leading direct commerce companies and to retailers, wholesalers and fulfillment houses with significant non-store sales channels. By focusing on this market, management believes that the Company has been able to develop a significant industry expertise that has been incorporated in the functionality of the Company's products and services. The Company's WebOrder products offer over 3,000 functional options, process up to 300,000 transactions per day and are used primarily by companies with high-volume direct commerce operations. WebOrder enables real-time interactive customer ordering, and automates processing and back-office operations for companies selling products or services over the Internet.

     In 1997, the Company's net loss was attributable to a number of factors, including the Company's continued investment in infrastructure. To accommodate its new client sales and to fuel potential future revenue growth, the Company increased its number of installation and support personnel, added salespeople, continued the development of its UNIX and Windows NT products, and started the development of the WebOrder Gateway. In addition, the Company opened offices in the United Kingdom and Australia to expand its presence abroad.

     Since the end of 1997, the Company has experienced a continued increase in new client sales. Total revenue increased 80.7% during the year ended December 31, 1998, compared to the same period in 1997, which resulted in increased income from operations for the year ended December 31, 1998. The revenue growth in 1998 was attributable to a number of factors, including clients seeking to replace systems that were not Year 2000 compliant, the Company's greater focus on services revenue, increasing sales of the WebOrder Gateway and increasing demand for EuroMACS. The Company's expanding client base also contributed to revenue growth during 1998 through purchases of upgrades and additional services.

     In 1999, the Company continued to experience increases in both new and existing client sales. Total revenue increased 38.3% during the year ended December 31, 1999, compared to the same period in 1998. Income from operations increased 48.6% in 1999 compared to 1998. The revenue increase in 1999 is attributable to several factors, including increased demand for the Company's WebOrder and EuroMACS products and the Company's expanding client base.

     The Company generates revenue from four principal sources: (i) license fees for software products; (ii) sales of related computer hardware components; (iii) software support; and (iv) services consisting of consulting, training and custom programming. System revenue, which includes software license fees and hardware components, is generated by sales to new and existing clients.

     The Company's revenue and long-term growth are largely dependent on the sale of its systems to new clients. These new system sales have a fairly predictable implementation cycle. System sales to new clients represented 32.9% of total revenue during the year ended December 31, 1999, and increased 25.4% from the year ended December 31, 1998. System sales to new clients represented 36.5% of total revenue during the year ended December 31, 1998, and increased 64.0% from the year ended December 31, 1997. System upgrades represented 41.6% of total revenue for the year ended December 31, 1999 compared to 37.3% and 40.2% for the years ended December 31, 1998 and 1997, respectively. System upgrades consist primarily of additional software user license fees and central processing unit ("CPU") upgrades for its existing clients.

     The Company believes that computer hardware upgrades are generally performed during the one to two-year period following a new sale. In 1995 and 1996, new customer revenue declined substantially, thus causing hardware and software upgrade revenue to decline in fiscal year 1997. Increased new customer revenue in 1997 and 1998 and additional upgrades from existing clients contributed to higher upgrade sales in 1999. The Company believes that upgrades are dictated solely by the business requirements of individual clients and, therefore, the Company is unable to accurately predict or explain the actual mix between software and hardware upgrades.

     The Company recognizes revenue in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition. Under this provision, hardware and software license fees for new systems are recognized as revenue when the hardware and software has been delivered and installed, the fee is fixed and determinable and the collectibility is probable. Revenue relating to system upgrades is recognized upon installation, provided that all significant obligations have been met. Revenue from hardware and software upgrades is recognized upon receipt by the client.

     Each new client executes a contract which identifies the number of licensed WebOrder users, hardware configuration, and pricing for the software license and support services. The contract also contains pricing provisions for supplemental software user licenses and CPU upgrades. The Company typically receives a deposit equal to 25% of the system selling price upon contract signing and the remaining balance is payable in accordance with the system implementation schedule. The differences between amounts received and amounts recognized are recorded as deferred revenue.

     Support services are billed monthly, in advance, and revenue from such services is recognized ratably over the contract term. The Company's software support agreements typically have one-year terms, are automatically renewed annually and may be terminated at the discretion of the client. Historically, more than 80% of all clients utilizing the Company's software have renewed their support agreements.

     Training and consulting services are performed on a time-and-materials basis and revenue is recognized as the services are completed. Contract programming services are generally short-term in nature and performed on a fixed-fee basis. When performed in conjunction with a sale to a new client, contract-programming revenue is recognized upon delivery and receipt of a signed client acknowledgment that hardware and software have been installed.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage relationship of certain statement of operations items to total revenue:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1999     1998     1997
                                                              -----    -----    -----
Revenue:
  License fees and software sales...........................   56.0%    53.7%    45.4%
  Computer hardware sales...................................   18.4     19.9     25.5
  Support...................................................   16.4     15.8     22.0
  Services..................................................    9.2     10.6      7.1
                                                              -----    -----    -----
          Total revenue.....................................  100.0    100.0    100.0

Cost of sales and services:
  License fees and software sales...........................   17.1     21.9     21.2
  Computer hardware sales...................................   13.7     14.6     19.1
  Support...................................................   10.8      9.6     17.5
  Services..................................................    6.8      6.7      5.9
                                                              -----    -----    -----
          Total cost of sales and services..................   48.4     52.8     63.7
                                                              -----    -----    -----
          Gross profit......................................   51.6     47.2     36.3

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1999     1998     1997
                                                              -----    -----    -----
Operating expenses:
  General and administrative................................   17.3     19.4     24.5
  Research and development..................................    7.3      6.7     10.8
  Sales and marketing.......................................   12.0      7.2      7.9
                                                              -----    -----    -----
          Total operating expenses..........................   36.6     33.3     43.2
                                                              -----    -----    -----
          Income (loss) from operations.....................   15.0     13.9     (6.9)
Other income (expense):
  Interest expense:
     Interest on outstanding debt...........................   (0.4)    (5.3)    (8.0)
     Amortization of original issue discount................     --       --     (3.6)
  Interest income...........................................    3.8       .3      0.6
                                                              -----    -----    -----
          Total interest expense, net.......................    3.4     (5.0)   (11.0)
                                                              -----    -----    -----
Income (loss) before pro forma income tax (expense) Benefit
                                                               18.4      8.9    (17.9)
Pro forma provision for income tax (expense) benefit........   (6.5)    (3.6)     5.1
                                                              -----    -----    -----
Pro forma net income (loss).................................   11.9%     5.3%   (12.8)%
                                                              =====    =====    =====

     The following table sets forth, for the periods indicated, the dollar and percentage changes of statement of operations items:

                                                                       CHANGE              CHANGE
                                      YEAR ENDED DECEMBER 31,      1999 VS. 1998       1998 VS. 1997
                                    ---------------------------   ----------------    ----------------
                                     1999      1998      1997        $        %          $        %
                                    -------   -------   -------   -------   ------    -------   ------
Revenue:
  License fees and software
    sales.........................  $26,102   $18,097   $ 8,471   $ 8,005     44.2%   $ 9,626    113.6%
  Computer hardware sales.........    8,598     6,703     4,757     1,895     28.3      1,946     40.9
  Support.........................    7,630     5,335     4,100     2,295     43.0      1,235     30.1
  Services........................    4,268     3,567     1,324       701     19.7      2,243    169.4
                                    -------   -------   -------   -------   ------    -------   ------
         Total Revenue............   46,598    33,702    18,652    12,896     38.3     15,050     80.7
Cost of sales and services
  License fees and software
    sales.........................    7,957     7,371     3,956       587      8.0      3,415     86.3
  Computer hardware sales.........    6,372     4,916     3,558     1,456     29.6      1,358     38.2
  Support.........................    5,050     3,222     3,271     1,828     56.7        (49)    (1.5)
  Services........................    3,165     2,271     1,104       894     39.4      1,167    105.7
                                    -------   -------   -------   -------   ------    -------   ------
         Total cost of sales and
           services...............   22,544    17,780    11,889     4,765     26.8      5,890     49.5
                                    -------   -------   -------   -------   ------    -------   ------
Gross Margin......................   24,054    15,922     6,763     8,131     51.1      9,160    135.4
Operating expenses:
  General and administrative......    8,061     6,538     4,567     1,523     23.3      1,971     43.2
  Research and development........    3,421     2,254     2,011     1,167     51.8        243     12.1
  Sales and marketing.............    5,585     2,430     1,482     3,155    129.8        948     64.0
                                    -------   -------   -------   -------   ------    -------   ------
         Total operating
           expenses...............   17,067    11,222     8,060     5,845     52.1      3,162     39.2
                                    -------   -------   -------   -------   ------    -------   ------
Income (loss) from operations.....    6,987     4,700    (1,297)    2,287     48.6      5,997    462.4
         Total interest income
           (expense), net.........    1,584    (1,697)   (2,071)    3,281    193.3        374     18.1
                                    -------   -------   -------   -------   ------    -------   ------
Income (loss) before income tax
  (expense) benefit...............    8,571     3,003    (3,368)    5,568    185.4      6,371    189.2
Pro forma provision for income tax
  (expense) benefit...............   (3,378)   (1,215)      948     2,163   (178.0)    (2,163)  (228.2)
                                    -------   -------   -------   -------   ------    -------   ------
Pro forma net income (loss).......  $ 5,193   $ 1,788   $(2,420)  $ 3,405    190.4%   $ 4,208    173.9%
                                    =======   =======   =======   =======   ======    =======   ======

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     License Fees and Software Sales. Computer software license fees consist of license fees for the new installation of the Company's WebOrder software and related modules, license fees for third-party software, and additional user license fees and software upgrades for its existing clients. License fees and software sales are based on the number of users and type and number of CPUs. The increase in computer software license fees in 1999 compared to 1998 is a result of increased sales to both new and existing clients. New client computer software sales increased from $9.1 million for the year ended December 31, 1998 to $11.2 million for the same period in 1999, and computer software upgrades increased from $9.0 million to $14.9 million for the same periods.

     Computer Hardware Sales. Sales of computer hardware consist of sales of computer systems, peripheral components and third-party software. The increase in computer hardware revenue in 1999 compared to 1998 is a result of increased sales to both new and existing clients. Computer hardware revenue relating to new client sales increased to $4.2 million for the year ended December 31, 1999, compared to $3.1 million for the same period in 1998. Computer hardware upgrades increased to $4.4 million for the year ended December 31, 1999, compared to $3.6 million for the same period in 1998.

     Support. Support revenue consists of fees for technical support services and product enhancements for the MACS software and integrated third-party software utilities. Support revenue typically represents 18% to 20% of the underlying license fee each year. The increase in support revenue from 1998 to 1999 is a result of new clients added during 1999, as well as support fee increases related to software user license upgrades.

     Services. Services revenue consists principally of revenue derived from training, consulting, and custom programming. Services revenue increased in 1999 compared to 1998 primarily due to increases in revenue from consulting services.

     Total Revenue. New client sales in 1999 increased 25.3% from 1998 due to more installations and a higher average revenue per installation. Revenue from client system and component upgrades increased by 54.0% in 1999 compared to 1998 due to the Company's expanding client base and upgrades from internet-only retailers that tend to make smaller initial purchases and upgrade rapidly.

     Cost of License Fees and Software Sales. Cost of computer software includes installation and training salaries directly related to new software sales and subcontractor fees. The increase in costs during 1999 compared to 1998 resulted from higher personnel costs related to increased installations of new systems and sales to new clients. Cost of computer software as a percentage of software license fees decreased due to a higher percentage of software license upgrades which have no associated personnel costs.

     Cost of Computer Hardware Sales. Cost of computer hardware consists of purchases of computer systems and peripheral components. The increase in cost from 1998 to 1999 was directly related to the corresponding increase in computer hardware revenue during 1999.

     Cost of Support. Cost of support consists primarily of personnel costs associated with the support of the Company's WebOrder product and third-party computer software packages and the cost of WebOrder user documentation distributed to clients. Cost of support increased in 1999 compared to 1998 due to increased compensation expense associated with additional resources required to accommodate new client growth.

     Cost of Services. Cost of services consists of salaries for professional services employees, and allocated salaries for training and programming personnel. Cost of services increased from 1998 to 1999 due to increased compensation expense for professional services resources added to accommodate higher anticipated client demand combined with a reduced demand for services during the fourth quarter of 1999.

     General and Administrative. General and administrative expenses include the cost of the Company's finance, human resources, information services, and administrative functions. General and administrative expenses increased during 1999 compared to 1998 as a result of additional personnel, the costs associated with being a public company, and increased infrastructure costs to accommodate the higher employee headcount.

     Research and Development. Research and development expenses include costs associated with the development of new products and enhancements of existing products. Such expenses consist primarily of employee salaries and benefits, consulting expenses (including amounts paid to subcontractors for development work), and the cost of development software and hardware. Research and development expenses increased during the year ended December 31, 1999, compared to the year ended December 31, 1998 due to ongoing development of the UNIX product, new WebOrder modules and existing product enhancements.

     Sales and Marketing. Sales and marketing expenses include personnel costs, sales commissions related to the sale and marketing of the Company's products and services, and the cost of advertising, public relations and participation in industry conferences and trade shows. The increase in sales and marketing expenses during 1999 compared to 1998 resulted from higher sales commissions, increased participation in industry trade shows, and expanded marketing and advertising programs.

     Other Income (Expense), Net. Net interest income includes interest income on available cash and interest on the $12.0 million aggregate principal amount of Convertible Debentures held by the Lenders. Net interest income increased in 1999 compared to 1998 due to interest income related to cash proceeds from the Company's initial public offering and the retirement of the Debentures in conjunction with the initial public offering. See "Liquidity and Capital Resources" and Note 7 of Notes to the Consolidated Financial Statements.

     Pro Forma Income Tax (Expense) Benefit. The pro forma effective tax rate for the year ended December 31, 1999 was a provision of 39.4% compared to 40.5% for the year ended December 31, 1998. Effective pro forma income tax rates differ from the federal statutory rates because of the following: (i) the effect of state income taxes; and (ii) the full valuation of net losses of foreign subsidiaries. Also, pro forma effective rates vary between periods because of the differing effects the net losses of foreign subsidiaries have on pro forma income before income taxes.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     License Fees and Software Sales. Computer software license fees increased during the year ended December 31, 1998 compared to the year ended December 31, 1997 due to an increase in computer software sales to both new and existing clients including material contracts with United States Mint and Multiple Zones in 1998. Total sales from these two customers amounted to 16.8% of revenue for 1998. New client computer software sales increased 23.1% from $4.8 million for the year ended December 31, 1997 to $5.9 million for the year ended December 31, 1998, and computer software upgrades increased 56.5% from $3.6 million to $5.6 million for the same periods.

     Computer Hardware Sales. The increase in computer hardware revenue in 1998 compared to 1997 is a result of increased sales to both new and existing clients. Computer hardware revenue relating to new client sales increased 30.6% to $3.1 million for the year ended December 31, 1998, compared to $2.4 million for the year ended December 31, 1997, as a result of increases in new system sales. Computer hardware upgrades increased by 67.8% to $3.6 million for the year ended December 31, 1998 compared to $2.1 million for the year ended December 31, 1997 due to many of the Company's larger clients performing major system upgrades.

     Support. Support revenue increased during the year ended December 31, 1998 compared to the year ended December 31, 1997 due to the addition of new clients in the last half of 1997 and during 1998, as well as support fee increases related to software user license upgrades.

     Services. Services revenue increased for year ended December 31, 1998 compared to the year ended December 31, 1997 due to increases in new client software modifications, custom interfaces to third-party products and consulting services.

     Total Revenue. New client sales increased 64.0% for the year ended December 31, 1998. The increase was due to more installations and higher average revenue per installation than during the year ended December 31, 1997 as a result of material contracts with the United States Mint and Multiple Zones. Also contributing to the revenue increase were sales of $3.1 million in 1998 from the Company's United Kingdom subsidiary. Revenue from client system and component upgrades increased by 118.3% for the year ended December 31, 1998 compared to the year ended December 31, 1997 due to increased new client sales in 1997 and clients performing major system upgrades.

     Cost of License Fees and Software Sales. Cost of computer software increased during the year ended December 31, 1998 compared to the year ended December 31, 1997 due to higher personnel costs related to increased installations of new systems and sales to new clients. Cost of computer software as a percentage of software license fees decreased during 1998 compared to 1997 due to greater efficiencies and increased utilization of personnel resources in 1998.

     Cost of Computer Hardware Sales. Cost of computer hardware increased for the year ended December 31, 1998 compared to the year ended December 31, 1997. The increase in cost from 1997 to 1998 was directly related to the corresponding increase in computer hardware revenue during 1998.

     Cost of Support. Cost of support decreased from 1997 to 1998 due to lower personnel costs and greater efficiencies in delivering support services. Cost of support as a percentage of support revenue decreased for the year ended December 31, 1998 compared to the year ended December 31, 1997 as a result of additional support fees from new clients and increased utilization of existing support personnel.

     Cost of Services. Cost of services increased due to the addition of professional services employees and a greater allocation of programming personnel related to the increases in custom programming revenue. Cost of services as a percentage of services revenue decreased for the year ended December 31, 1998 compared to the year ended December 31, 1997 due to the increased utilization of available resources and higher pricing for professional services.

     General and Administrative. General and administrative expenses increased during 1998 compared to 1997 primarily due to $753,000 of expenses associated with new offices in the United Kingdom and Australia which were opened during the second half of 1997, $280,000 in additional salaries and benefits due to increases in administrative personnel related to an expanding workforce and client base, and approximately $833,000 of additional communication, recruiting, insurance, travel, equipment and office expenses as a result of more employees.

     Research and Development. Research and development expenses increased during the year ended December 31, 1998 compared to the year ended December 31, 1997 primarily due to ongoing development of the WebOrder, UNIX and Windows NT products and existing product enhancements. Research and Development expenses as a percentage of computer software license fees decreased during 1998 compared to 1997 because license revenues increased at a faster rate than development costs.

     Sales and Marketing. Sales and marketing expenses increased for the year ended December 31, 1998 compared to the year ended December 31, 1997 as a result of increased sales, modifications to the Company's sales commission plan and expanded marketing and advertising programs.

     Other Income (Expense), Net. Net interest expense, which includes interest on the $12.0 million aggregate principal amount of Convertible Debentures held by the Lenders, amortization of original discount ("OID") related to the conversion feature of the Convertible Debentures and interest income on available cash, decreased for the year ended December 31, 1998 compared to the year ended December 31, 1997. The decrease was due to a reduction of OID which was fully amortized as of June 30, 1997. No OID amortization was recorded for the year ended December 31, 1998. See "Liquidity and Capital Resources" and Note 7 of Notes to Consolidated Financial Statements.

     Pro Forma Income Tax (Expense) Benefit. The pro forma effective tax rate for the year ended December 31, 1998 was a provision of 40.5% compared to a benefit of 28.2% in 1997. Effective pro forma income tax rates differ from the federal statutory rates as a result of the following: (i) OID is not deductible for federal and state income tax purposes; (ii) the effect of state income taxes; and (iii) the full valuation of net losses of foreign subsidiaries. Also, pro forma effective rates vary between periods because of the differing effects the OID and net losses of foreign subsidiaries have on pro forma income before income taxes.

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

LIQUIDITY AND CAPITAL RESOURCES

     On February 3, 1999, the Company and selling shareholders sold 4,410,000 shares of its Common Stock in an initial public offering from which the Company received proceeds of approximately $43.4 million net of underwriter commissions and offering costs. At that time, the Debentures were converted into the Convertible Preferred Stock and the Redeemable Preferred Stock. Contemporaneous with the offering and pursuant to the terms of the Convertible Preferred Stock, the Lenders converted the Convertible Preferred Stock into 2,255,614 shares of Common Stock. On February 3, 1999, the Company redeemed in full the Redeemable Preferred Stock for $12,000,000 and paid accrued interest in the amount of $4,665,000.

     On February 26, 1999, the underwriters exercised their option to purchase 661,500 additional shares of the Company's common stock from which the Company received proceeds of $7,382,340.

     During the 1997 and 1998 fiscal years, the Company financed its operations and growth with funds generated by operations. For 1999, the Company financed its operations and growth primarily from the issuance of debt and equity securities. At December 31, 1999, the Company's primary sources of liquidity consisted of cash, cash equivalents and short-term investments totaling $39.2 million.

     The Company's operating activities have provided cash for the years ended December 31, 1999, 1998 and 1997, of $64,850, $2.7 million, and $543,000, respectively. For the year ended December 31, 1999, the Company's operating cash was provided by net income offset by an interest payment of $4,500,000 related to the Convertible Debentures.

     For the year ended December 31, 1998, the Company's operating cash was provided by net income, continued deferral of interest payments due under the Convertible Debentures, client deposits received in advance of recognized revenue, and increased accounts payable and accrued expenses partially offset by increases to accounts receivable. In 1997, the Company's primary source of operating cash was provided by the deferral of interest payments due under the Convertible Debentures.

     Cash used in investing activities was approximately $1.2 million, $585,000, and $234,000, for the years ended December 31, 1999, 1998, and 1997, respectively. This cash was used for capital expenditures in the ordinary course of business. The Company's capital expenditures relate primarily to purchases of computers, printers and software to support the Company's operations, as well as furniture, fixtures and leasehold improvements. The Company expects its rate of purchases of property and equipment will increase as its employee base grows.

     For the year ended December 31, 1999, cash provided by financing activities totaled $38.8 million which consisted primarily of proceeds received from the Company's initial public offering and the underwriters' option to purchase additional shares. This was offset by repayment in full of the Convertible Debentures, payment of offering costs related to the Company's initial public offering and distributions made to its existing stockholders. For the year ended December 31, 1998, cash used in financing activities totaled $623,000, which consisted of distributions to stockholders and deferred offering costs. Cash used in financing activities totaled $200,000 in 1997, which consisted of repayment of advances from officers made during 1996.

     As of December 31, 1999, the Company had working capital of approximately $43.3 million as compared to working capital of approximately $3.9 million at December 31, 1998. The change in working capital from December 31, 1998 to December 31, 1999, resulted primarily from an increase in current assets of $42.4 million due to cash proceeds from the Company's initial public offering and the underwriters' exercising their option to purchase additional shares from the Company.

     Accounts receivable increased by approximately $2.7 million from December 31, 1998 to December 31, 1999. This increase was primarily attributable to $3.0 million increase in sales between the fourth quarter of 1999 and the fourth quarter of 1998.

     Deferred revenue decreased by approximately $506,000 from December 31, 1998 to December 31,1999. The decrease was primarily due to lower new client sales activity in the fourth quarter of 1999. Deferred revenue represents amounts billed to clients for which revenue may will be recognized in future periods.

     Based on the initial public offering proceeds, payment of outstanding convertible debt, increased sales in 1999 and the Company's anticipated operating results, management believes there is sufficient funding to meet its operating expenditures for the foreseeable future.

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

YEAR 2000 COMPLIANCE

     The Company has reviewed its internal support systems and, to the extent possible, its vendor systems to confirm Year 2000 compliance and has either confirmed that these systems are Year 2000 compliant or obtained Year 2000 compliance statements from the respective vendor. Any failure of the Company or its suppliers or clients to be Year 2000 compliant, however, could result in a material adverse effect on the Company's business, financial condition and results of operations. Subsequent to December 31, 1999 the Company has not experienced any Year 2000 issues internally or with its customers or vendors.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 is expected to be effective for the Company's year ending December 31, 2001. The Company does not believe that the adoption of SFAS No. 133 will have a significant impact on the Company's financial reporting.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Management believes the risk of loss arising from adverse changes in interest rates, foreign currency exchange rates, commodity prices and other relevant market rates and prices, such as equity prices, if any, is immaterial.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's consolidated financial statements as of December 31, 1999 and 1998 and for each of the years in the three-year period ended December 31, 1999, and the respective notes thereto, are set forth elsewhere in this report. An index of these financial statements appears in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

     The information required by Items 10, 11, 12 and 13 of Part III of Form 10-K will be set forth in the definitive Proxy Statement of the Company relating to the 2000 Annual Meeting of Shareholders and is incorporated herein by reference. The Proxy Statement will be filed within 120 days of the fiscal year ended December 31, 1999.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) The following consolidated financial statements are filed as part of this Form 10-K:

        Smith-Gardner & Associates, Inc. and Subsidiaries Consolidated Financial
Statements:

             Independent Auditors' Report

             Consolidated Balance Sheets at December 31, 1999 and 1998

             Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 1999

             Consolidated Statements of Redeemable Preferred Stock and Stockholders' Deficit for each of the years in the three-year period ended December 31, 1999

             Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 1999

             Notes to Consolidated Financial Statements.

     (2) The following financial statement schedule is filed as part of this Form 10-K:

        Schedule II of Valuation and Qualifying Accounts.

     (3) See Exhibit Index included elsewhere herein.

     (b) Reports on Form 8-K:

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SMITH-GARDNER & ASSOCIATES, INC.
                                                    (Registrant)

                                          By:       /s/ GARY G. HEGNA
                                            ------------------------------------
                                                       Gary G. Hegna
                                                  Chief Executive Officer,
                                            President and Chairman of the Board

Date: March 29, 2000

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
/s/ GARY G. HEGNA                                       President, Chief Executive       March 29, 2000
-----------------------------------------------------    Officer and Director
Gary G. Hegna                                           (Principal Executive Officer)

/s/ MARTIN K. WEINBAUM                                  Vice President -- Finance,       March 29, 2000
-----------------------------------------------------    Chief Financial Officer,
Martin K. Weinbaum                                       Secretary and Treasurer
                                                         (Principal Financial and
                                                         Accounting Officer)

/s/ ALLAN GARDNER                                       Chief Technology Officer and     March 29, 2000
-----------------------------------------------------    Director
Allan Gardner

/s/ WILBURN SMITH                                       Executive Vice                   March 29, 2000
-----------------------------------------------------    President -- Sales and
Wilburn Smith                                            Director

/s/ FRANCIS H. ZENIE                                    Director                         March 29, 2000
-----------------------------------------------------
Francis H. Zenie

/s/ JACQUELINE C. MORBY                                 Director                         March 29, 2000
-----------------------------------------------------
Jacqueline C. Morby

/s/ JAMES J. FELCYN, JR.                                Director                         March 29, 2000
-----------------------------------------------------
James J. Felcyn, Jr.


                                 EXHIBIT INDEX

EXHIBIT        DESCRIPTION
-------        -----------
  3.1      --  Amended and Restated Articles of Incorporation of the
               Company, as amended(4).
  3.2      --  By-Laws of the Company, as amended(5).
  4.1      --  Form of Certificate of Common Stock(2).
 10.1      --  Smith-Gardner & Associates, Inc.'s Stock Option Plan(1).+
 10.2      --  Form of Stock Option Agreement pursuant to Smith-Gardner &
               Associates, Inc.'s Stock Option Plan(1).+
 10.3      --  Smith-Gardner & Associates, Inc.'s Amended and Restated 1998
               Stock Option Plan(3).+
 10.4      --  Form of Stock Option Agreement pursuant to Smith-Gardner &
               Associates, Inc.'s 1998 Stock Option Plan(1).+
 10.5      --  Smith-Gardner & Associates, Inc.'s 401(k)/Profit Sharing
               Plan(2).+
 10.6      --  Debenture Purchase Agreement dated December 19, 1994(1).
 10.7      --  Form of Convertible Debenture Due 2000 issued to Advent VII
               L.P.(1).
 10.8      --  Form of Convertible Debenture Due 2000 issued to Advent
               Atlantic and Pacific II L.P.(1).
 10.9      --  Form of Convertible Debenture Due 2000 issued to Advent
               Industrial II L.P.(1).
 10.10     --  Form of Convertible Debenture Due 2000 issued to Advent New
               York L.P.(1).
 10.11     --  Form of Convertible Debenture Due 2000 issued to Chestnut
               Capital International.(1).
 10.12     --  Form of Convertible Debenture Due 2000 issued to TA Venture
               Investors Limited.(1).
 10.13     --  Registration Rights Agreement dated December 19, 1994(1).
 10.14     --  Non-Competition Agreement by and between Smith-Gardner &
               Associates, Inc. and Wilburn Smith(1).
 10.15     --  Non-Competition Agreement by and between Smith-Gardner &
               Associates, Inc. and Allan Gardner(1).
 10.16     --  Form of Non-Compete Agreement executed by Smith-Gardner &
               Associates, Inc.'s key employees(1).
 10.17     --  Lease Agreement dated July 1, 1994, by and between Arbors
               Associates, Ltd. and Smith-Gardner & Associates, Inc.(2).
 10.18     --  Agreement dated March 17, 1998, by and between Client
               Systems, Inc. and Smith-Gardner & Associates, Inc.(1).
 10.19     --  Agreement dated February 8, 1994, by and between Cognos
               Corporation and Smith-Gardner & Associates, Inc.(1).
 10.20     --  Agreement dated December 29, 1989, by and between Dynamic
               Information Systems Corporation and Smith-Gardner &
               Associates, Inc.(1).
 10.21     --  Tax Indemnification Agreement(1).
 10.22     --  Second Amendment to Lease Agreement dated December 1, 1999, by and between Arbors Associates, Ltd and Smith-Gardner &
               Associates, Inc.*
 21.1      --  Subsidiaries of Smith-Gardner & Associates, Inc.(2).
 23.1      --  Consent of KPMG LLP.*
 27.1      --  Financial Data Schedule (for SEC use only)*

---------------

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

                        SMITH-GARDNER & ASSOCIATES, INC.
                                AND SUBSIDIARIES

                       Consolidated Financial Statements

                           December 31, 1999 and 1998

                  (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Smith-Gardner & Associates, Inc.:

     We have audited the accompanying consolidated balance sheets of Smith-Gardner & Associates, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, redeemable preferred stock and stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for each of the years in the three-year period ended December 31, 1999, as listed in item 14(a)2 of the Company's 1999 Annual Report on Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smith-Gardner & Associates, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Fort Lauderdale, Florida
January 21, 2000

               SMITH-GARDNER & ASSOCIATES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                                                  1999          1998
                                                              ------------   -----------
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 39,245,784   $ 1,576,804
  Accounts receivable, net of allowance for doubtful
     accounts of $615,809 in 1999 and $459,000 in 1998......     8,425,232     5,855,140
  Income tax receivable.....................................       382,246            --
  Inventory.................................................       275,022       197,465
  Prepaid expenses and other current assets.................       597,185       195,173
  Deferred taxes............................................       554,243            --
                                                              ------------   -----------
          Total current assets..............................    49,479,712     7,824,582
Deferred offering costs.....................................            --       551,946
Property and equipment, net.................................     1,878,988       984,780
Other assets................................................       108,831       108,195
                                                              ------------   -----------
                                                              $ 51,467,531   $ 9,469,503
                                                              ============   ===========

                        LIABILITIES, REDEEMABLE PREFERRED STOCK
                           AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................    $2,435,556   $ 1,160,773
  Accrued expenses..........................................     2,992,953     1,594,197
  Deferred revenue..........................................       658,979     1,165,275
  Current installments of obligations under capital
     leases.................................................        57,446            --
                                                              ------------   -----------
          Total current liabilities.........................     6,144,934     3,920,245
Convertible debt............................................            --    12,000,000
Accrued interest payable....................................            --     4,500,000
Obligations under capital leases, excluding current
  installments..............................................       121,607            --
Deferred taxes..............................................        38,850            --
                                                              ------------   -----------
          Total liabilities.................................     6,305,391    20,420,245
Redeemable preferred stock, none authorized at December 31,
  1999 and 10,000,000 shares authorized at December 31,
  1998; none issued.........................................            --            --
Commitments and contingencies
Stockholders' equity (deficit):
  Common stock, $0.01 par value. Authorized 50,000,000
     shares; issued and outstanding 12,276,578 and 5,263,100
     shares as of December 31, 1999 and 1998,
     respectively...........................................       122,766        52,631
  Preferred stock, $.01 par value. Authorized 10,000,000
     shares; none issued and outstanding....................            --            --
  Additional paid-in capital................................    54,871,317     3,516,258
  Accumulated deficit.......................................    (9,831,943)  (14,519,631)
                                                              ------------   -----------
          Total stockholders' equity (deficit)..............    45,162,140   (10,950,742)
                                                              ------------   -----------
                                                              $ 51,467,531   $ 9,469,503
                                                              ============   ===========

          See accompanying notes to consolidated financial statements.

               SMITH-GARDNER & ASSOCIATES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1999

                                                             1999          1998          1997
                                                          -----------   -----------   -----------
Revenue:
  License fees and software sales.......................  $26,101,966   $18,096,841   $ 8,471,139
  Computer hardware sales...............................    8,598,354     6,703,253     4,756,509
  Support...............................................    7,629,486     5,334,727     4,100,488
  Services..............................................    4,267,864     3,567,451     1,324,074
                                                          -----------   -----------   -----------
          Total revenue.................................   46,597,670    33,702,272    18,652,210
                                                          -----------   -----------   -----------
Cost of sales and services:
  License fees and software sales.......................    7,957,588     7,370,957     3,955,628
  Computer hardware sales...............................    6,371,708     4,915,784     3,558,187
  Support...............................................    5,049,726     3,222,260     3,271,268
  Services..............................................    3,164,593     2,270,562     1,104,195
                                                          -----------   -----------   -----------
          Total cost of sales and services..............   22,543,615    17,779,563    11,889,278
                                                          -----------   -----------   -----------
          Gross profit..................................   24,054,055    15,922,709     6,762,932
Operating expenses:
  General and administrative............................    8,061,036     6,538,097     4,567,292
  Sales and marketing...................................    5,584,798     2,430,460     1,482,061
  Research and development..............................    3,420,772     2,253,663     2,010,858
                                                          -----------   -----------   -----------
          Total operating expenses......................   17,066,606    11,222,220     8,060,211
                                                          -----------   -----------   -----------
          Income (loss) from operations.................    6,987,449     4,700,489    (1,297,279)
Other (expense) income:
  Interest expense:
     Interest on outstanding debt.......................     (165,000)   (1,800,000)   (1,500,000)
     Amortization of original issue discount............           --            --      (679,697)
  Interest income.......................................    1,748,428       102,346       109,067
                                                          -----------   -----------   -----------
          Income (loss) before provision for income
            taxes.......................................    8,570,877     3,002,835    (3,367,909)
Provision for income taxes..............................   (3,048,446)           --            --
                                                          -----------   -----------   -----------
Net income (loss).......................................  $ 5,522,431   $ 3,002,835   $(3,367,909)
                                                          ===========   ===========   ===========
Net income (loss) per share:
  Basic.................................................  $      0.48   $      0.57   $     (0.64)
                                                          ===========   ===========   ===========
  Diluted...............................................  $      0.44   $      0.50   $     (0.64)
                                                          ===========   ===========   ===========
Weighted average shares used in calculating net income
  (loss) per share:
     Basic..............................................   11,621,598     5,263,100     5,263,100
                                                          ===========   ===========   ===========
     Diluted............................................   12,426,427     8,131,344     5,263,100
                                                          ===========   ===========   ===========
Pro forma data (unaudited):
  Income (loss) before income tax (expense) benefit.....  $ 8,570,877   $ 3,002,835   $(3,367,909)
  Pro forma provision for income tax (expense)
     benefit............................................   (3,377,446)   (1,214,770)      948,427
                                                          ===========   ===========   ===========
  Pro forma net income (loss)...........................  $ 5,193,431   $ 1,788,065   $(2,419,482)
                                                          ===========   ===========   ===========
  Pro forma net income (loss) per share:
          Basic.........................................  $      0.45   $      0.34   $     (0.46)
                                                          ===========   ===========   ===========
          Diluted.......................................  $      0.41   $      0.34   $     (0.46)
                                                          ===========   ===========   ===========
Weighted average shares outstanding used in calculating
  pro forma net income (loss) per share (unaudited):
          Basic.........................................   11,621,598     5,263,100     5,263,100
                                                          ===========   ===========   ===========
          Diluted.......................................   12,426,427     5,263,100     5,263,100
                                                          ===========   ===========   ===========

          See accompanying notes to consolidated financial statements.

               SMITH-GARDNER & ASSOCIATES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND
                         STOCKHOLDERS' EQUITY (DEFICIT)
     FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1999

                                                                             STOCKHOLDERS' EQUITY (DEFICIT)
                                                        -------------------------------------------------------------------------
                                REDEEMABLE PREFERRED                                                                  TOTAL
                                       STOCK                COMMON STOCK          ADDITIONAL                      STOCKHOLDERS'
                               ----------------------   ---------------------       PAID-IN       ACCUMULATED       (DEFICIT)
                               SHARES       AMOUNT        SHARES      AMOUNT        CAPITAL         DEFICIT           EQUITY
                               -------   ------------   ----------   --------   ---------------   ------------   ----------------
Balance, December 31, 1996...       --   $         --    5,263,100   $ 52,631     $ 3,481,562     $(14,083,947)    $(10,549,754)
  Net loss...................       --             --           --         --              --       (3,367,909)      (3,367,909)
                               -------   ------------   ----------   --------     -----------     ------------     ------------
Balance, December 31, 1997...       --             --    5,263,100     52,631       3,481,562      (17,451,856)     (13,917,663)
  Non-cash compensation
    expense..................       --             --           --         --          34,696               --           34,696
  Shareholders
    distributions............       --             --           --         --              --          (70,610)         (70,610)
  Net income.................       --             --           --         --              --        3,002,835        3,002,835
                               -------   ------------   ----------   --------     -----------     ------------     ------------
Balance, December 31, 1998...       --             --    5,263,100     52,631       3,516,258      (14,519,631)     (10,950,742)
  Issuance of redeemable
    convertible participating
    preferred stock..........   22,556            226           --         --              --               --               --
  Issuance of redeemable
    participating preferred
    stock....................   12,000     12,000,000           --         --              --               --               --
  Issuance of common stock in
    initial public offering,
    net of expenses..........       --             --    4,661,500     46,615      50,789,857               --       50,836,472
  Conversion of redeemable
    participating preferred
    stock....................  (22,556)          (226)   2,255,614     22,556         (22,556)              --               --
  Redemption of redeemable
    participating preferred
    stock....................  (12,000)   (12,000,000)          --         --              --               --               --
  Exercise of stock
    options..................       --             --       96,364        964         243,007               --          243,971
  Non-cash compensation
    expense..................       --             --           --         --          41,588               --           41,588
  Stockholder
    distributions............       --             --           --         --              --         (834,743)        (834,743)
  Tax benefit on exercise of
    options..................       --             --           --         --         303,163               --          303,163
  Net income.................       --             --           --         --              --        5,522,431        5,522,431
                               -------   ------------   ----------   --------     -----------     ------------     ------------
Balance, December 31, 1999...       --   $         --   12,276,578   $122,766     $54,871,317     $ (9,831,943)    $ 45,162,140
                               =======   ============   ==========   ========     ===========     ============     ============

          See accompanying notes to consolidated financial statements.

               SMITH-GARDNER & ASSOCIATES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1999

                                                             1999          1998          1997
                                                         ------------   -----------   -----------
Cash flows provided by operating activities:
  Net income (loss)....................................  $  5,522,431   $ 3,002,835   $(3,367,909)
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Depreciation and amortization.....................       478,361       285,314       232,548
     Amortization of original issue discount...........            --            --       679,697
     Deferred taxes, net...............................      (515,393)           --            --
     Non-cash compensation expense.....................        41,588        34,696            --
     Bad debt expense..................................       251,293       458,330       485,185
     Change in assets and liabilities:
       Accounts receivable.............................    (2,821,385)   (4,468,245)      359,329
       Income tax receivable...........................       (79,083)           --            --
       Inventory.......................................       (77,557)       22,498      (207,097)
       Prepaid expenses and other current assets.......      (402,012)      (59,791)       30,067
       Other assets....................................          (636)      (27,619)      (26,246)
       Accrued interest payable........................    (4,500,000)    1,800,000     1,500,000
       Accounts payable................................     1,274,783       612,423       268,323
       Accrued expenses................................     1,398,756       173,207       552,243
       Deferred revenue................................      (506,296)      781,897        36,510
                                                         ------------   -----------   -----------
          Net cash provided by operating activities....        64,850     2,615,545       542,650
                                                         ------------   -----------   -----------
Cash flows used in investing activities:
  Capital expenditures.................................    (1,193,516)     (584,775)     (234,277)
                                                         ------------   -----------   -----------
          Net cash used in investing activities........    (1,193,516)     (584,775)     (234,277)
                                                         ------------   -----------   -----------
Cash flows provided by (used in) financing activities:
  Redemption of preferred stock........................   (12,000,000)           --            --
  Distributions to stockholders........................      (834,743)      (70,610)           --
  Proceeds from public offering of common stock, net...    51,388,418      (551,946)           --
  Proceeds from issuance of common stock...............       243,971            --            --
  Repayment of advances from officers..................            --            --      (200,000)
                                                         ------------   -----------   -----------
          Net cash provided by (used in) financing
            activities.................................    38,797,646      (622,556)     (200,000)
                                                         ------------   -----------   -----------
          Net increase in cash and cash equivalents....    37,668,980     1,408,214       108,373
Cash and cash equivalents at beginning of year.........     1,576,804       168,590        60,217
                                                         ------------   -----------   -----------
Cash and cash equivalents at end of year...............  $ 39,245,784   $ 1,576,804   $   168,590
                                                         ============   ===========   ===========
Supplemental cash flow information:
  Cash paid during the year for interest...............  $  4,665,000   $        --   $        --
                                                         ============   ===========   ===========
  Cash paid for income taxes...........................  $  3,430,692   $        --   $        --
                                                         ============   ===========   ===========
Supplemental disclosure of non-cash investing and
  financing information:
     Capital lease additions...........................  $    179,053   $        --   $        --
                                                         ============   ===========   ===========
     Tax benefit on exercise of stock options..........  $    303,163   $        --   $        --
                                                         ============   ===========   ===========

          See accompanying notes to consolidated financial statements.

                        SMITH-GARDNER & ASSOCIATES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Description of Business

     Smith-Gardner & Associates, Inc. (the "Company") was incorporated on December 13, 1988 under the laws of the state of Florida. The Company primarily licenses a computer software package it designed and developed to automate companies that sell through catalogs, the Internet, media advertisement, direct mail or broadcast advertisements, and also sells the computer hardware required to use the software. The Company also provides consulting, training, programming and technical support services.

     The Company opened satellite offices in Sydney, Australia ("SGA Pty.") and Cambridge, England ("SGA Ltd.") in September 1997 and June 1997, respectively. These offices are separately incorporated and are wholly owned subsidiaries of the Company.

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

  (c) Inventory

     Inventory consists of computer hardware and software held for resale. It is stated at the lower of cost, as determined on a specific identification basis, or market.

  (d) Property and Equipment

     Property and equipment are stated at cost and are depreciated on the straight-line basis over the estimated useful lives of the assets which range from five to seven years. Leasehold improvements are amortized on the straight-line basis over the shorter of the lease term or estimated useful life of the asset.

     Pursuant to Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company reviews its long-lived assets (property and equipment) for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. The Company has no impaired assets at December 31, 1999.

  (e) Software Development Costs

     The Company accounts for software development costs under Statement of Financial Accounting Standards No. 86, "Accounting for Costs of Computer Software to Be Sold, Leased or Otherwise Marketed" ("SFAS No. 86"). Under SFAS No. 86, the costs associated with software development are required to be capitalized after technological feasibility has been established. The Company considers technological feasibility to be established when the product design and working model of the software product are completed and confirmed by testing the software product. Costs incurred by the Company subsequent to the establishment of technological feasibility have been insignificant and, as a result, the Company has not capitalized any development costs.

                        SMITH-GARDNER & ASSOCIATES, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  (f) Revenue Recognition

     In 1997, the American Institute of Certified Public Accountants issued SOP 97-2, Software Revenue Recognition, which superseded SOP 91-1. The Company adopted SOP 97-2 for software transactions entered into in 1997. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on vendor specific objective evidence ("VSOE") of the relative fair values of the elements. VSOE is determined by the price charged when the element is sold separately. The revenue allocated to hardware and software products generally is recognized when the hardware and software have been delivered and installed, the fee is fixed and determinable and the collectibility is probable. The revenue allocated to postcontract customer support is consistent with fees charged for renewals and is recognized ratably over the term of the support. Revenue allocated to service elements is recognized as the services are performed.

     In March 1999, the Company adopted SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. SOP 98-9 amends SOP 97-2 to require recognition of revenue using the "residual method" when (1) there is VSOE of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements in the arrangement, and (3) all revenue recognition criteria in SOP 97-2 other than the requirement for VSOE of the fair value of each delivered element of the arrangement are satisfied. Under the residual method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. The adoption of SOP 98-9 did not have a material impact on results of operations.

     At December 31, 1999 and 1998, the Company had deferred revenue recorded in the accompanying consolidated balance sheets related to computer hardware and software sales, customer support and services paid in advance.

  (g) Fair Value of Financial Instruments

     Statement of Financial Accounting Standards No. 107 ("SFAS No. 107"), "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value of certain financial instruments. Cash and cash equivalents, accounts receivable, inventory and prepaid expenses and other current assets, as well as accounts payable, accrued expenses and other current liabilities, as reflected in the consolidated financial statements, approximate fair value because of the short-term maturity of these instruments.

     Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

  (h) Income Taxes

     The Company elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code (the "Code") through 1998. Accordingly, the taxable income
(loss) of the Company was reported on the individual tax returns of the stockholders. The only states in which the Company does business which do not recognize S corporation status are California and New Jersey.

     On January 1, 1999, the Company terminated its S corporation status. In connection with this termination, the Company now records income taxes in accordance with Statement of Financial Accounting

                        SMITH-GARDNER & ASSOCIATES, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as a change in income in the period that includes the enactment date. The pro forma provision for income tax expense presented on the consolidated statements of operations for the years ended December 31, 1998 and 1997 represent the estimated taxes that would have been recorded had the Company been a C corporation for income tax purposes for these periods.

     The pro forma provisions for income tax expense presented on the consolidated statement of operations for the year ended December 31, 1999 represents the historical income tax expense for the year ended December 31, 1999 less a one-time benefit resulting from the conversion of the S corporation to C corporation.

     The Company's S corporation status was terminated in connection with the initial public offering. The Company, pursuant to an agreement with the existing shareholders, made a distribution of $834,743 which represented the shareholders' individual income tax liabilities for the period beginning January 1, 1998 and ending on December 31, 1998.

  (i) Basic and Diluted Net Income per Share

     Basic net income per share was computed by dividing net income by the weighted average number of shares of common stock outstanding for each period presented. Diluted net income per share for the years ended December 31, 1999 and 1998, was computed by giving effect to common stock equivalents and assuming conversion of debt to redeemable preferred stock. Incremental shares and adjustments to net income are determined using the "if converted" and treasury stock methods as follows:

                                                                1999           1998
                                                             -----------    ----------
Net income as reported.....................................  $ 5,522,431    $3,002,835
Plus: interest expense on convertible debt assuming
      conversion...........................................           --     1,800,000
Less: preferred stock dividends assuming conversion of debt
      to redeemable preferred stock........................           --      (719,541)
                                                             -----------    ----------
Net income available to common stockholders, as adjusted...  $ 5,522,431    $4,083,294
                                                             ===========    ==========
Weighted average shares outstanding........................   11,621,598     5,263,100
Common stock equivalents:
  Conversion of convertible debt...........................           --     2,255,614
  Incremental shares using treasury stock method...........      804,829       612,630
                                                             -----------    ----------
                                                              12,426,427     8,131,344
                                                             ===========    ==========
Basic net income per share.................................  $      0.48    $     0.57
                                                             ===========    ==========
Diluted net income per share...............................  $      0.44    $     0.50
                                                             ===========    ==========

     Common stock equivalents were not considered for the year ended December 31, 1997 since the effect would be antidilutive.

  (j) Pro Forma Net Income and Pro Forma Net Income (Loss) Per Share Computations (Unaudited)

     The pro forma net income (loss) presented in the consolidated statements of operations reflects the pro forma effects for income taxes as if the Company had been a taxable entity for the periods presented. In addition, the pro forma net income for the year ended December 31, 1999 excludes a one-time tax benefit

                        SMITH-GARDNER & ASSOCIATES, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

resulting from conversion of the S corporation to C corporation. Pro forma basic and diluted net income (loss) per share for each of the years in the three-year period ended December 31, 1999 was computed by dividing pro forma net income
(loss) by the weighted average number of shares of common stock outstanding.

     Common stock equivalents in the diluted proforma net income (loss) per share calculation were not considered for the years ended December 31, 1998 and 1997 since the effect would be antidilutive.

  (k) Foreign Currency Translation

     The functional currencies of the Company's foreign subsidiaries are their respective local currencies. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using average rates prevailing during the year. Adjustments resulting from the translation of foreign currency financial statements were immaterial and were recorded in the consolidated statements of operations for each year.

     The Company enters into transactions based on the Company's local currency which results in limited foreign currency risk. The Company does not utilize hedging instruments.

  (l) Use of Estimates

     The Company's management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

  (m) Start-up Costs

     In March 1998, the AICPA issued Statement of Position 98-5 ("SOP 98-5") "Reporting on the Costs of Start-Up Activities." Pursuant to the provisions of SOP 98-5, all costs associated with start-up activities, including organization costs, should be expensed as incurred. Companies that previously capitalized such costs were required to write off the unamortized portion of such costs as a cumulative effect of a change of accounting principle. The Company had an insignificant amount of these costs and the adoption of SOP 98-5 did not have a significant impact on the Company's financial statements.

  (n) Comprehensive Income

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes standards for reporting and displaying comprehensive income and its components in a full set of financial statements. SFAS No. 130 requires that companies classify items of other comprehensive earnings by their nature in a financial statement and display the balance of other comprehensive income separately from accumulated deficit and additional paid-in capital in the equity section of the balance sheet. Comprehensive income is defined as a change in equity during the financial reporting period of a business enterprise resulting from non-owner sources. There were no differences between net income (loss) and comprehensive income (loss) for each of the years in the three-year period ended December 31, 1999.

  (o) Segment Reporting

     In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS No. 131 applies a "management approach" in which the internal organization that is used by management for making operational decisions and evaluating performance is the

                        SMITH-GARDNER & ASSOCIATES, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

source for the Company's segment reporting. The adoption of SFAS No. 131 did not affect the results of operations or financial position. The Company currently operates in one segment for management reporting purposes.

2. INITIAL PUBLIC OFFERING

     On February 3, 1999, the Company and certain selling shareholders sold 4,410,000 shares of its common stock in an initial public offering from which the Company received proceeds of $43,454,132, net of underwriter commissions and offering costs. At that time, the Company's $12 million outstanding convertible debentures (the "Convertible Debentures") were converted into redeemable convertible preferred stock and redeemable participating preferred stock. Contemporaneous with the offering, the redeemable convertible preferred stock was converted into 2,255,614 shares of common stock.

     On February 3, 1999, the Company redeemed in full the redeemable participating preferred stock for $12,000,000 and paid accrued interest in the amount of $4,665,000. On February 26, 1999, the underwriters of the Company's initial public offering exercised their option to purchase 661,500 additional shares of the Company's common stock from which the Company received net proceeds of $7,382,340.

3. PROPERTY AND EQUIPMENT, NET

     Property and equipment, net of accumulated depreciation and amortization consists of the following:

                                                                DECEMBER 31,
                                                           -----------------------
                                                              1999         1998
                                                           ----------   ----------
Office equipment.........................................  $2,760,548   $1,655,823
Office furnishings and fixtures..........................     375,088      199,953
Leasehold improvements...................................     170,037       77,328
                                                           ----------   ----------
                                                            3,305,673    1,933,104
Less accumulated depreciation and amortization...........   1,426,685      948,324
                                                           ----------   ----------
                                                           $1,878,988   $  984,780
                                                           ==========   ==========

4. LEASES

     The Company entered into an agreement to lease office facilities under a noncancelable operating lease commencing January 1995 and expiring December 2001 with an option to renew for one five-year term. The lease contains certain incentives including rent abatements, rent discounts, leasehold improvement reimbursements, cash allowances and scheduled base rent increases over the term of the lease. In December 1999, the Company entered into an agreement to lease additional office facilities and extend the lease for existing facilities under a noncancelable operating lease commencing December 1999 and expiring December 2006. Generally accepted accounting principles require that the full costs of a lease be recognized ratably over the term of the lease. Accordingly, the Company has recorded deferred credits of $678,631 and $205,060 at December 31, 1999 and 1998, respectively, to reflect the excess of rent expense over the incentives received. The deferred credit is included in accrued expenses in the accompanying consolidated balance sheets. In addition to the base rent payment, the Company pays a monthly allocation of the building's operating expenses. During 1997, the Company also entered into lease agreements for office facilities in the United Kingdom and Australia which expire in 2003.

                        SMITH-GARDNER & ASSOCIATES, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Future minimum lease payments under noncancelable facility leases as well as equipment leases and future minimum capital lease payments as of December 31, 1999 are as follows:

                                                              CAPITAL    OPERATING
                  YEAR ENDING DECEMBER 31,                     LEASES      LEASES
                  ------------------------                    --------   ----------
2000........................................................  $ 76,518   $  821,760
2001........................................................    43,724      881,994
2002........................................................    43,724    1,164,000
2003........................................................    43,724    1,128,498
2004........................................................    10,931    1,154,068
Thereafter..................................................        --    2,448,500
                                                              --------   ----------
          Total minimum lease payments......................  $218,621   $7,598,820
                                                                         ==========
  Less amount representing interest (at a rate of 9.65%)....    39,568
                                                              --------
     Present value of net minimum capital lease payments....   179,053
  Less current installments of obligations under capital
     leases.................................................    57,446
                                                              --------
  Obligations under capital leases, excluding current
     installments...........................................  $121,607
                                                              ========

     Total rent expense associated with operating leases was $1,344,496, $1,237,607 and $669,543 during 1999, 1998 and 1997, respectively.

5. LINE OF CREDIT

     The Company has a $7.5 million line of credit with a financial institution. The interest rate is LIBOR plus 1.25% (6.5% at December 31, 1999). As of December 31, 1999 the Company had no borrowings under this line of credit.

6. ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
Sales tax/VAT payable.......................................  $  256,792   $  224,964
Sales tax contingencies.....................................     546,091      614,783
Deferred rent...............................................     678,631      205,060
Accrued payroll.............................................     855,944       75,980
Accrued legal...............................................      32,000      127,000
Accrued vacation............................................     254,591      192,610
Accrued commissions.........................................      88,291       41,667
Other.......................................................     280,613      112,133
                                                              ----------   ----------
                                                              $2,992,953   $1,594,197
                                                              ==========   ==========

7. CONVERTIBLE DEBT

     On December 19, 1994, the Company entered into a Debenture Purchase Agreement (the "Agreement") with various partnerships (the "Lenders") in connection with the private placement of $12,000,000 convertible subordinated debentures (the "Debentures"). Principal on the Debentures was payable in two equal installments of $6,000,000 on December 1, 1999 and December 1, 2000, and they bore interest at 10 percent through June 30, 1997 and 15 percent thereafter to maturity.

                        SMITH-GARDNER & ASSOCIATES, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     The fair value of the conversion feature of the $12,000,000 debentures was determined to be $3,481,562 based on the difference between the stated interest rates and the market rate of such debentures on the date of issuance. This amount is included in additional paid-in capital in the accompanying consolidated balance sheets. The resulting original issue discount ("OID") on the convertible debt was amortized from the issue date (December 19, 1994) to the date it first became convertible (June 30, 1997) to achieve an 18 percent effective interest rate.

     An IPO was closed on February 3, 1999. As discussed in note 2, on February 3, 1999, the debentures were converted into two classes of preferred stock and the preferred stock was redeemed. Contemporaneous with the offering, the lenders converted the redeemable convertible participating preferred stock into 2,255,614 shares of common stock.

8. PREFERRED STOCK

     In connection with the issuance of $12,000,000 of Debentures (see note 7), the Company amended its Articles of Incorporation by designating 22,556.14 shares of authorized preferred stock as redeemable convertible participating preferred stock (the "redeemable convertible preferred stock"). Holders of the redeemable convertible preferred stock are entitled to receive (i) dividends at the same rate as dividends are paid with respect to the common stock based on the number of shares of common stock into which such shares of redeemable convertible preferred stock are then convertible; and (ii) $31.90 per share cumulative dividend per year through November 30, 1999 ($15.95 per share for the year ended December 1, 2000) less the amount of common stock dividends paid.

     The redeemable convertible stock is redeemable at the option of the Company between December 1, 2000 and December 1, 2001 at the fair market value per share.

     Each share of redeemable convertible preferred stock entitles the holders to such number of votes per share as shall equal the number of shares of common stock into which such share of redeemable convertible preferred stock is then convertible. Shares of redeemable convertible preferred stock were convertible into shares of common stock automatically upon the closing of the IPO discussed in note 2. Shares of redeemable convertible preferred stock were converted into shares of common stock at an initial conversion rate of 100 shares of common stock for each share of preferred stock, whereby each share of convertible preferred stock was valued for conversion purposes at $532.00 per share.

     In addition, as part of the aforementioned amendment to its articles of incorporation, the Company designated 12,000 shares of authorized preferred stock as redeemable preferred stock. The holders of the redeemable preferred stock are not entitled to receive any cash dividends nor any voting rights or powers. The redeemable preferred stock was subject to mandatory redemption upon the closing date of the IPO (February 3, 1999). All redeemable preferred stock was redeemed at a redemption price of $1,000 per share.

9. EMPLOYEE BENEFIT AND STOCK OPTION PLANS

     The Company maintains an employee retirement savings plan (the "Plan") under Internal Revenue Code Section 401(k). The Plan is available to all full-time employees over 21 years of age with more than three months of employment with the Company. The Company provides matching contributions which vest to the employees immediately and range from 10 percent to 35 percent, depending on years of service of the

                        SMITH-GARDNER & ASSOCIATES, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

matchable deferrals of each participant entitled to matching contributions, not to exceed 2.8 percent of the participant's compensation. There was $160,278, $102,713 and $46,573 provided by the Company in matching contributions for the years ended December 31, 1999, 1998 and 1997, respectively.

     SGA Ltd. also maintains an employee benefit plan (the "Ltd. Plan"). This is an employee-directed plan which allows the employees to set aside from 1 to 5 percent of their salary to be deposited to a fund of their choice. SGA Ltd. will match each employee's contribution up to 5 percent. Provisions of the Ltd. Plan are substantially the same as the Plan.

     On April 1, 1996 the Company adopted a stock option plan. Under this plan, the Company may grant options for up to 850,000 shares of common stock. An option's maximum term is ten years. Each option vests as follows: 25 percent one year after the date of grant and the balance in successive equal quarterly installments of 6.25 percent each, at the end of each of the next 12 calendar quarters. At December 31, 1999, the Company has granted 811,413 options under this stock option plan at exercise prices ranging from $2.53 to $12.00 per share. Included in these granted options, on April 1, 1996, under the stock option plan 494,120 options to purchase common stock were granted to an executive officer of the Company. The options vest as follows: 82,353 shares one year after the grant date; 20,588 shares at the end of each of the next 12 calendar quarters subsequent to the vesting commencement date; 82,355 shares upon the date the aggregate market value of the Company's outstanding common stock has equaled or exceeded $100 million for 30 days (June 8, 1999); and the remaining 82,356 shares upon the earlier to occur of (a) March 21, 2006 or (b) the market value of the Company's outstanding common stock has equaled or exceeded $150 million for 30 days. At December 31, 1999, the officer had 373,532 of exercisable options. 50,000 options have already been exercised.

     At June 30, 1998, the Company established an additional stock option plan ("1998 Stock Option Plan"). Under this plan the Company may grant options for up to 1,500,000 shares of common stock. At December 31, 1999, the Company has granted 1,056,541 options under the 1998 Stock Option Plan at exercise prices ranging from $8.06 to $16.25 per share. Each option vests 25 percent one year after the date of grant (the "vesting date") and an additional 25 percent on each of the next three anniversaries of the vesting date.

     The fair market values of the underlying stock related to these options was estimated to range from $2.53 to $16.25 as of grant dates. The Company applies APB Opinion No. 25 in accounting for its stock option plan. Stock compensation expense is recognized at the date options are vested when the exercise price is lower than fair market value at the date of grant. There was no compensation expense recorded for the year ended December 31, 1997. Stock compensation expense for the years ended December 31, 1999 and 1998 was $41,588 and $34,696, respectively. Had the Company determined compensation cost based on fair value at the grant date for its stock options under Statement No. 123, the Company's net income (loss) and net income (loss) per share for each of the years in the three-year period ended December 31, 1999 would have changed to pro forma amounts indicated below:

PRO FORMA DISCLOSURES                                  1999         1998         1997
---------------------                               ----------   ----------   -----------
Net income (loss):
  As reported.....................................  $5,522,431    3,002,835    (3,367,909)
  Pro forma.......................................  $3,832,838    2,655,001    (3,679,434)

Basic net income (loss) per share:
  As reported.....................................         .48          .57          (.64)
  Pro forma.......................................         .33          .50          (.70)

Diluted net income (loss) per share:
  As reported.....................................         .44          .50          (.64)
  Pro forma.......................................         .31          .46          (.70)

                        SMITH-GARDNER & ASSOCIATES, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The weighted-average fair market value per share of options granted to employees was estimated at $10.65 and $1.62, for the years ended December 31, 1999 and 1998, respectively. The fair value of each option was estimated at the date of grant using the Black-Scholes model with the following assumptions used:

                                                               1999      1998      1997
                                                              -------   -------   -------
Expected life...............................................  6 years   5 years   5 years
Dividends...................................................     None      None      None
Risk-free interest rate.....................................     6.28%     5.65%     5.45%
Expected volatility.........................................       50%       50%        0%

     Stock option activity since inception is indicated as follows:

                                                                                  WEIGHTED
                                                                   WEIGHTED       AVERAGE
                                                                    AVERAGE      REMAINING
                                                                   EXERCISE     CONTRACTUAL
                                                       SHARES        PRICE      LIFE (YEARS)
                                                      ---------   -----------   ------------
Balance outstanding at December 31, 1996............    631,120   $      2.53
  Granted...........................................    155,000          2.53
  Forfeited.........................................    (34,000)         2.53
                                                      ---------
Balance outstanding at December 31, 1997............    752,120          2.53
  Granted...........................................     30,607          2.53
  Granted...........................................    637,154         12.00
  Forfeited.........................................     (6,427)         2.53
                                                      ---------
Balance outstanding at December 31, 1998............  1,413,454
  Granted...........................................    251,500         12.00
  Granted...........................................      3,000          8.56
  Granted...........................................    200,000          8.69
  Exercised.........................................    (96,364)   2.53-12.00
  Forfeited.........................................    (62,892)   2.53-12.00
                                                      ---------
Balance outstanding at December 31, 1999............  1,708,698   $2.53-12.00       8.65
                                                      =========
Exercisable at December 31, 1999....................    726,586   $2.53-12.00       8.65
                                                      =========

     Subsequent to December 31, 1999, an additional 545,000 shares were granted at prices ranging from $15.78-$17.06 per share.

     The amount of stock compensation expense to be recognized in the future as of December 31, 1999 is as follows:

YEARS ENDING DECEMBER 31,
-------------------------
2000........................................................  $30,116
2001........................................................   20,870
2002........................................................    1,152

                        SMITH-GARDNER & ASSOCIATES, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

10. INCOME TAXES

     Income tax expense for the year ended December 31, 1999 represents the historical income tax expense of the Company which includes a one-time tax benefit due to the change from an S corporation to a C corporation. The unaudited pro forma income tax (expense) benefit for the years ended December 31, 1998 and 1997 represents the estimated taxes that would have been presented had the Company been a C corporation for income tax purposes for each of the periods presented. The income tax (expense) benefit is as follows:

                                                   HISTORICAL     PRO FORMA     PRO FORMA
                                                      1999          1998          1997
                                                   -----------   -----------   -----------
                                                                 (UNAUDITED)   (UNAUDITED)
Current:
  Federal........................................  $(2,967,293)  $(1,004,126)   $ 897,416
  State..........................................     (596,027)     (203,627)     187,580
Deferred:
  Federal........................................      486,379        (4,045)    (108,897)
  State..........................................       28,495        (2,972)     (27,672)
                                                   -----------   -----------    ---------
          Total income tax (expense) benefit.....  $(3,048,446)  $(1,214,770)   $ 948,427
                                                   ===========   ===========    =========

     For the year ended December 31, 1999, the reconciliation represents the difference between the historical income tax expense calculated using the statutory federal income tax rate and the actual income tax. For the years ended December 31, 1998 and 1997, the reconciliation represents the income tax (expense) benefit calculated using the statutory federal income tax rate and the pro forma income tax (expense) benefit:

                                                   HISTORICAL     PRO FORMA     PRO FORMA
                                                      1999          1998          1997
                                                   -----------   -----------   -----------
                                                                 (UNAUDITED)   (UNAUDITED)
Income tax (expense) benefit using statutory tax
  rate...........................................  $(2,914,185)  $(1,020,964)  $1,145,089
Effect of:
State and local income taxes, net of federal
  income tax.....................................     (343,873)     (136,356)     105,539
Change in valuation allowance....................      (60,857)      (56,274)     (61,263)
Effect of change to C-corporation................      329,519            --           --
Difference between US and non-US tax rates.......       10,153         7,298      (27,221)
Original issue discount amortization.............           --            --     (231,097)
Change in effective tax rates....................       (5,361)        9,761       22,256
Other, net.......................................      (63,842)      (18,235)      (4,876)
                                                   -----------   -----------   ----------
Income tax (expense) benefit.....................  $(3,048,446)  $(1,214,770)  $  948,427
                                                   ===========   ===========   ==========

                        SMITH-GARDNER & ASSOCIATES, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 are as follows:

Deferred tax assets:
  Accrued expenses..........................................  $314,426
  Allowance for doubtful accounts...........................   239,817
                                                              --------
          Net deferred tax assets...........................   554,243
                                                              --------
Deferred tax liabilities:
  Other.....................................................      (243)
  Depreciation and amortization.............................   (38,607)
                                                              --------
          Total deferred tax liabilities....................   (38,850)
                                                              --------
          Net deferred tax asset............................  $515,393
                                                              ========

     The Company's management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

11. BUSINESS AND CREDIT CONCENTRATIONS

     The Company currently derives substantially all of its revenue from sales of its WebOrder family of products and related services and hardware. Any factor adversely affecting the sale of the Company's Web Order products or other new products, could have a material affect on the Company's business, financial condition and results of operations.

     The Company sells its products primarily to customers located in the United States. In 1999, 10.5 percent of the Company's sales were to customers outside the United States.

     During 1997, the Company purchased approximately 65 percent of its computer hardware from Hewlett Packard. At December 31, 1997, the Company owed this supplier approximately $98,000. In 1998, the Company began purchasing its hardware from a distributor of Hewlett Packard due to a change in Hewlett Packard's distribution channels and 84 and 80 percent of its computer hardware was purchased from this distributor for the years ended December 31, 1999 and 1998, respectively. The Company owed this supplier $769,884 and $259,102 at December 31, 1999 and 1998, respectively. Accordingly, any adverse change in the product pricing or the operations of Hewlett Packard could significantly affect the operating results of the Company.

     No single customer accounted for more than 10 percent of total revenue for each of the years in the three-year period ended December 31, 1999. In addition, there were accounts receivable from three customers at December 31, 1998 that exceeded 10 percent of total accounts receivable for approximately $2,325,000.

     The Company estimates an allowance for doubtful accounts generally based on an analysis of collections in prior years, the credit worthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company's estimate of its bad debts.

12. COMMITMENTS AND CONTINGENCIES

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

                        SMITH-GARDNER & ASSOCIATES, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

13. NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 is expected to be effective for the Company's year ending December 31, 2001. The Company does not believe that the adoption of SFAS No. 133 will have a significant impact on the Company's financial reporting.

                                                                     SCHEDULE II

                        SMITH-GARDNER & ASSOCIATES, INC.
                                AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
     FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1999

                                                         BALANCE AT                          BALANCE
                                                         BEGINNING      (A)        (B)        AT END
                                                          OF YEAR     CHARGES   DEDUCTIONS   OF YEAR
                                                         ----------   -------   ----------   --------
Description:
  Reserves and allowances deducted from asset accounts:
     1997
     Allowance for doubtful accounts...................   $936,347    102,816    (569,936)    469,227
                                                          ========    =======    ========    ========
Description:
  Reserves and allowances deducted from asset accounts:
     1998
     Allowance for doubtful accounts...................   $469,227    413,624    (423,851)    459,000
                                                          ========    =======    ========    ========
Description:
  Reserves and allowances deducted from asset accounts:
     1999
     Allowances for doubtful accounts..................   $459,000    251,293     (94,484)    615,809
                                                          ========    =======    ========    ========

---------------

(a) Charges to the reserve account represent increase in reserve levels and establishment of specific reserves.
(b) Deductions to the reserve account represent write-offs and net of recoveries which occurred during the year.