Form 10-Q
period 2000-03-31
SMITH GARDNER & ASSOCIATES INC
filed 2000-05-10
CIK 935322

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

                  For the Quarterly Period Ended March 31, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,407,549 shares of the Registrant's Common Stock, par value $0.01 per share, were outstanding as of May 1, 2000.

================================================================================

                        SMITH-GARDNER & ASSOCIATES, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2000
                                      INDEX

                                                                                               PAGE
                                                                                               ----
PART I.  FINANCIAL INFORMATION

     Item 1.  Condensed Consolidated Financial Statements

             a.)  Condensed Consolidated Statements of Operations
                  for the Three Months Ended March 31, 2000 and 1999.........................    3

             b.)  Condensed Consolidated Balance Sheets
                  as of March 31, 2000 and December 31, 1999.................................    4

             c.)  Condensed Consolidated Statements of Cash Flows
                  for the Three Months Ended March 31, 2000 and 1999.........................    5

             d.)  Notes to Condensed Consolidated Financial Statements.......................    6

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations........................................    8

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................    11

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings ..................................................................    12

Item 6.  Exhibits and Reports on Form 8-K....................................................    12

Signatures...................................................................................    13

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                SMITH-GARDNER & ASSOCIATES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                    --------------------------------------
                                                                                         2000                   1999
                                                                                    ----------------        --------------
      Revenue:
            License fees and software sales                                               $  6,284             $  5,175
            Computer hardware sales                                                          3,373                1,316
            Support                                                                          2,187                1,627
            Services                                                                         1,100                  933
                                                                                          --------             --------
                Total revenue                                                               12,944                9,051
      Cost of revenue:
            License fees and software sales                                                  2,738                1,445
            Computer hardware sales                                                          2,696                  829
            Support                                                                          1,584                1,084
            Services                                                                           830                  711
                                                                                          --------             --------
                 Total cost of revenue                                                       7,848                4,069
                                                                                          --------             --------
      Gross margin                                                                           5,096                4,982
      Operating expenses:
             General and administrative                                                      2,204                2,090
             Sales and marketing                                                             1,785                1,120
             Research and development                                                        1,097                  654
                                                                                          --------             --------
                Total operating expenses                                                     5,086                3,864
                                                                                          --------             --------
      Operating income                                                                          10                1,118
      Other income                                                                             545                   96
                                                                                          --------             --------
      Income before income taxes                                                               555                1,214
      Income tax expense                                                                      (235)                (183)

      Net income                                                                          $    320             $  1,031
                                                                                          ========             ========
      Basic net income per share                                                          $   0.03             $   0.10
                                                                                          ========             ========
      Diluted net income per share                                                        $   0.02             $   0.09
                                                                                          ========             ========
      Weighted average shares used in historical basic per share computation                12,322                9,827
                                                                                          ========             ========
      Weighted average shares used in historical diluted per share computation              13,192               11,132
                                                                                          ========             ========
      Income before pro forma income tax benefit                                               555                1,214
      Pro forma provision for income tax benefit                                              (235)                (513)
                                                                                          --------             --------
      Pro forma net loss                                                                  $    320             $    701
                                                                                          ========             ========
      Pro forma basic net loss per share                                                                              $
                                                                                          $   0.03                 0.07
                                                                                          ========             ========
      Pro forma diluted net loss per share                                                $   0.02             $   0.06
                                                                                          ========             ========
      Weighted average shares used in pro forma basic per share computation                 12,322                9,827
                                                                                          ========             ========
      Weighted average shares used in pro forma diluted per share computation               13,192               11,132
                                                                                          ========             ========




      See accompanying notes to condensed consolidated financial statements

                SMITH-GARDNER & ASSOCIATES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                            MARCH 31,          DECEMBER 31,
                                                                              2000                 1999
                                                                          --------------      ---------------
                                                                           (unaudited)
                               ASSETS

Current assets:
    Cash and cash equivalents                                                   $36,976              $39,246
    Accounts receivable, net of allowance for doubtful accounts of
       $676 at March 31, 2000 and $616 at December 31, 1999                      12,873                8,425
    Income tax receivable                                                         1,093                  383
    Inventory                                                                       144                  275
    Deferred income taxes                                                           554                  554
    Prepaid expenses and other current assets                                       629                  597
                                                                          --------------      ---------------
        Total current assets                                                     52,269               49,480

Property and equipment, net                                                       2,707                1,879
Other assets                                                                        115                  109
                                                                          --------------      ---------------
        Total assets                                                           $ 55,091              $51,468
                                                                          ==============      ===============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                                       $ 6,804              $ 5,429
    Deferred revenue                                                              1,482                  659
    Current portion of capital lease obligation                                      57                   57
                                                                          --------------      ---------------
        Total current liabilities                                                 8,343                6,145

Long term portion of capital lease obligation                                       113                  122
Deferred income taxes                                                                38                   38
                                                                          --------------      ---------------
        Total liabilities                                                         8,494                6,305

Stockholders' equity:
    Common stock, $.01 par value.  Authorized 50,000,000
      shares; issued and outstanding 12,407,549 shares
      (unaudited) and 12,276,578 at March 31, 2000 and
      December 31, 1999, respectively.                                              124                  123
    Additional paid in capital                                                   56,021               54,871
    Currency translation adjustment                                                (36)                   --
    Accumulated deficit                                                         (9,512)              (9,832)
                                                                          --------------     ----------------
Total stockholders' equity                                                       46,597               45,163
                                                                          --------------     ----------------
        Total liabilities and stockholders' equity                              $55,091             $ 51,468
                                                                          ==============     ================




      See accompanying notes to condensed consolidated financial statements

                SMITH-GARDNER & ASSOCIATES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                                           MARCH 31
                                                                   -----------------------
                                                                     2000           1999
                                                                   --------       --------
      Net income                                                   $    320       $  1,031
      Adjustments to reconcile net income
          to net cash provided by operating activities:
             Depreciation                                               155             98
             Non-cash compensation expense                                7             11
             Bad debt expense                                            71             --
             Change in assets and liabilities:
               Accounts receivable                                   (4,561)         1,016
               Inventory                                                131             13
               Income tax receivable                                     20             --
               Deferred income taxes                                     --           (389)
               Prepaid expenses and other current assets                (32)          (262)
               Other assets                                              (7)            33
               Accounts payable and accrued expenses                  1,397         (3,744)
               Deferred revenue                                         819            540
                                                                   --------       --------
                  Net cash used in operating activities              (1,680)        (1,653)

      Cash flows used in investing activities:
         Capital expenditures                                          (992)          (428)
                                                                   --------       --------
                  Net cash used in investing activities                (992)          (428)

      Cash flows provided by (used in ) financing activities:
          Employee stock option exercises                               414            200
          Issuance of common stock                                       --         50,854
          Deferred offering costs                                        --            552
          Redemption of preferred stock                                  --        (12,000)
          Payment on capital lease                                       (9)            --
                                                                                  --------
                  Net cash provided by financing activities             405         39,606
                                                                   --------       --------
      Effect of exchange rates on cash and cash equivalents              (3)            --
                                                                   --------       --------
      Net (decrease) increase in cash and cash equivalents           (2,270)        37,525
      Cash and cash equivalents at beginning of period               39,246          1,577
                                                                   --------       --------
      Cash and cash equivalents at end of period                   $ 36,976       $ 39,102
                                                                   ========       ========
      Supplemental cash flow information:
      Cash paid for interest                                       $     --       $  4,665
                                                                   ========       ========
      Cash paid for income taxes                                   $    976       $     --
                                                                   ========       ========

      Supplemental non-cash information:

      Tax benefit from stock option exercises                      $    730             --
                                                                   ========       ========

      See accompanying notes to condensed consolidated financial statements

                SMITH-GARDNER & ASSOCIATES, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (unaudited)

                                 March 31, 2000

(1)  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the periods presented have been included. These condensed consolidated financial statements should be read in connection with the Annual Report on Form 10-K of Smith-Gardner & Associates, Inc. ("Company") as of and for the year ended December 31, 1999.

(2)  PRINCIPLES OF CONSOLIDATION

The accompanying financial statements include the accounts of the Company and its two wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(3)  EARNINGS PER SHARE

Historical basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Historical diluted net income per share is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of common share equivalents ("CSE's") outstanding and adjustments to net income using the if converted and treasury stock methods.

Pro forma basic income per share is calculated by dividing pro forma net income by the weighted average number of shares of common stock outstanding. Pro forma diluted net income per share was computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of CSE's outstanding and adjustments to net income using the if converted and treasury stock methods.

(4)  REVENUE RECOGNITION

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

(5)  FOREIGN CURRENCY TRANSLATION

The functional currencies of the Company's foreign subsidiaries are their respective local currencies. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using average rates prevailing during the period. Adjustments resulting from the translation of foreign currency financial statements were insignificant at December 31, 1999. As of March 31, 2000, foreign currency translation adjustments ("CTA") were included in the shareholders' equity section of the balance sheet.

(6)  INCOME TAXES

On January 1, 1999, the Company terminated its S corporation status. In connection with this termination, the Company now records income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The pro forma provision for income tax expense presented on the condensed consolidated statements of operations for the three months ended March 31, 1999 excludes a one-time tax benefit of $330,000 resulting from the Company's conversion to a C Corporation.

(7)  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

                                         MARCH 31,          DECEMBER 31,
                                           2000                 1999
                                     -----------------    ----------------
                                       (unaudited)

Accounts payable                          $  3,381             $  2,436
Sales tax payable                              798                  803
Deferred rent                                  847                  679
Accrued payroll                                380                  805
Accrued payroll deductions                     672                  113
Other                                          726                  593
                                     -----------------    ----------------
                                          $  6,804             $  5,429
                                     =================    ================

(8)  COMPREHENSIVE INCOME

Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The Company's total comprehensive income is as follows:

                                                    THREE MONTHS ENDED
                                         -------------------------------------
                                            MARCH 31,          DECEMBER 31,
                                               2000                1999
                                         -----------------    ----------------
                                           (unaudited)

Net income                                    $    320             $  1,031

Other comprehensive income:
  Foreign currency translation                                           --
    adjustments                                    (36)
                                         -----------------    ----------------
Total comprehensive income                    $    284             $  1,031
                                         =================    ================


(9)  NEW ACCOUNTING PRONOUNCEMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company is a leading provider of mission-critical, enterprise-wide software solutions, and related hardware and services, to the direct commerce industry. The Company's clients in the direct commerce industry are traditional direct marketing companies and Internet-only retailers, as well as wholesalers, fulfillment houses and retailers with significant non-store sales channels. The Company's MACS family of software products, renamed Ecometry in April 2000, are designed to automate non-store commerce activities, including advertising analysis, sales, telemarketing, ordering, merchandising, procurement, electronic and Internet commerce, warehousing, shipping, accounting and systems operation. The Ecometry products also provide managers and sales personnel with real-time operations, inventory and customer data to improve both management decision making and customer service.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

LICENSE FEES AND SOFTWARE SALES. License fees and software sales accounted for approximately 48.6% of the Company's total revenue for the three months ended March 31, 2000. License fees and software sales consist of license fees for the installation of the Company's Ecometry software and related modules, license fees for third-party software, and additional user license fees, and software upgrades for its existing clients. License fees and software sales are based on the number of users and type and number of CPUs. License fees and software sales increased 21.4% to $6.3 million during the three months ended March 31, 2000 compared to $5.2 million for the three months ended March 31, 1999. This increase resulted from an increase in computer software sales to both new and existing clients. New client license fees and software sales increased from $2.2 million for the three months ended March 31, 1999 to $2.4 million in 2000, and license fee and software upgrades increased from $3.0 to $3.9 million for the same period. The increase in 2000 resulted from several large upgrades from the Company's expanding client base.

COMPUTER HARDWARE SALES. Sales of computer hardware accounted for approximately 26.1% of the Company's total revenue for the three months ended March 31, 2000. Sales of computer hardware consist of sales of computer hardware systems and peripheral hardware components. Computer hardware revenue increased 156.3% to $3.4 million for the three months ended March 31, 2000, compared to $1.3 million for the three months ended March 31, 1999. Computer hardware revenue relating to new client sales increased 94.7% to $1.1 million for the three months ended March 31, 2000, compared to $550,000 for the same period in 1999. The increase in computer hardware sales to new clients resulted from more installations during the quarter ended March 31, 2000. In addition, computer hardware upgrades increased by 200.3% to $2.3 million for the three months ended March 31, 2000, compared to $767,000 for the same period in 1999. The increase in 2000 resulted from several large upgrades from the Company's expanding client base.

SUPPORT. Support revenue accounted for approximately 16.9% of the Company's total revenue during the three months ended March 31, 2000. Support revenue consists of fees for technical support services and product enhancements for the Ecometry software, optional modules, and integrated third-party software utilities. Support revenue increased 34.5% to $2.2 million during the three months ended March 31, 2000, compared to $1.6 million for the three months ended March 31, 1999. The increase resulted from the addition of new clients during 1999 and 2000, as well as support fee increases related to software user license upgrades.

SERVICES. Services revenue accounted for approximately 8.5% of the Company's revenue for the three months ended March 31, 2000. Services revenue consists principally of revenue derived from training, consulting, and custom programming. Services revenue increased 17.8% to $1.1 million for the three months ended March 31, 2000, compared to $934,000 for the three months ended March 31, 1999. This increase was due primarily to an expanded client base and increased demand for consulting and web design services.

TOTAL REVENUE. Total revenue increased 43.0% to $12.9 million for the three months ended March 31, 2000, compared to $9.1 million in 1999. New client sales increased 27.4% to $3.5 for the three months ended March 31, 2000 from $2.7 million for the three months ended March 31, 1999. This increase was due to a higher number of installations for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. Also contributing to the increase were sales of systems modules and sales of the Ecometry Gateway. Revenue from client system and component upgrades increased by 64.2% to $6.2 million for the three months ended March 31, 2000, compared to $3.8 million for the three months ended March 31, 1999 due to an expanding client base and increased sales efforts directed toward existing clients.

COST OF LICENSE FEES AND SOFTWARE SALES. Cost of license fees and software sales, which includes licenses fees for third-party software, installation and training salaries directly related to new software sales, and subcontractor fees, increased 89.5% to $2.7 million during the three months ended March 31, 2000, compared to $1.4 million for the three months ended March 31, 1999. The increase is attributable to higher software license revenue, personnel costs for training and installation, and a greater proportion of third party software product sales, which carry lower margins. Cost of license fees and software sales as a percentage of total revenue increased to 21.2% for the three months ended March 31, 2000 from 16.0% for the three months ended March 31, 1999 due to the increased personnel and third party software costs. Cost of computer software as a percentage of software license fees increased to 43.6% for the three months ended March 31, 2000 from 27.9% for the three months ended March 31, 1999. This is due to the greater proportion of third party software product sales.

COST OF COMPUTER HARDWARE SALES. Cost of computer hardware sales, which consists of purchases of computer systems and peripheral hardware components, increased 225.1% to $2.7 million for the three months ended March 31, 2000. This increase was related to the 156.3% increase in computer hardware revenue combined with higher costs during the three months ended March 31, 2000 compared to the three months ended March 31, 1999. Costs of computer hardware as a percentage of total revenue increased to 20.8% for the three months ended March 31, 2000 from 9.2% for the three months ended March 31, 1999 due to the 256% increase in hardware sales during the quarter ended March 31, 2000. Costs of computer hardware, as a percentage of computer hardware revenue was 79.9% and 63.0% for the three months ended March 31, 2000 and 1999, respectively. The increase resulted from a higher proportion of sales to existing clients, which receive higher volume discounts, and fewer leasing transactions whereby the Company has no cost associated with the sale. In such situations, the Company records only a commission, which is based on the difference between the Company's cost and selling price to the client.

COST OF SUPPORT. Cost of support consists primarily of personnel costs associated with the support of the Company's software products and third-party computer software packages, and the cost of user documentation distributed to clients. Cost of support increased 46.1% to $1.6 million for the three months ended March 31, 2000 from $1.1 million for the three months ended March 31, 1999. The increase was due to a significant increase in support personnel costs necessary to meet the needs of the Company's growing client base. Cost of support as a percentage of total revenue increased to 12.2% for the three months ended March 31, 2000 from 12.0% for the three months ended March 31, 1999. Cost of support as a percentage of support revenue increased to 72.4% for the three months ended March 31, 2000 from 66.6% for the three months ended March 31, 1999 as a result of the increased personnel costs.

COST OF SERVICES. Cost of services, which consists of salaries for professional services employees, allocated salaries for training and programming personnel, and payments to outside contractors, increased 16.8% to $830,000 during the three months ended March 31, 2000, compared to $711,000 for the same period in 1999. The increase was due to the higher personnel costs for service related employees to meet the growing client demand for consulting and programming services. Cost of services as a percentage of total revenue decreased to 6.4% for the three months ended March 31, 2000 from 7.9% for the three months ended March 31, 1999. Cost of services as a percentage of services revenue decreased marginally to 75.5% for the three months ended March 31, 2000 from 76.1% for the three months ended March 31, 1999. The decrease was related to increased utilization of available resources and higher pricing for services.

TOTAL COST OF REVENUE. Total cost of revenue increased by 92.9% to $7.8 million for the three months ended March 31, 2000, compared to $4.1 million for the three months ended March 31, 1999. The increase in total cost of sales and services is attributable to higher costs for computer license fees and hardware and increased compensation expense for personnel added to accommodate current and anticipated client demand.

GENERAL AND ADMINISTRATIVE. General and administrative expenses include the cost of the Company's finance, human resources, information services, and administrative functions. General and administrative expenses increased 5.4% to $2.2 million for the three months ended March 31, 2000, compared to $2.1 million for the three months ended March 31, 1999. This increase was due to increased facility costs and additional salaries and benefits for administrative personnel, offset by the reduction of a sales tax accrual. General and administrative expenses as a percentage of total revenue decreased to 23.1% for the three months ended March 31, 2000 from 25.4% for the three months ended March 31, 1999.

SALES AND MARKETING. Sales and marketing expenses include personnel costs, sales commissions related to sales and marketing of the Company's products and services, and the cost of advertising, public relations and participation in industry conferences and trade shows. Sales and marketing expenses increased by 59.4% to $1.8 million for the three months ended March 31, 2000, compared to $1.1 million for the three months ended March 31, 1999. This planned increase resulted from expanded marketing and advertising programs, public relations and product re-branding costs, increased trade show costs, and additional personnel. Sales and marketing expenses as a percentage of total revenue increased to 13.8% for the three months ended March 31, 2000 from 12.4% for the three months ended March 31, 1999.

RESEARCH AND DEVELOPMENT. Research and development expenses include costs associated with the development of new products. Such expenses consist primarily of employee salaries and benefits, consulting expenses (including amounts paid to subcontractors for development work), and the cost of development of software and hardware. Research and development expenses increased 67.5% to $1.1 million during the three months ended March 31, 2000, compared to $655,000 for the three months ended March 31, 1999. This increase was primarily due to improvements to existing products and ongoing development of new products such as various new modules and Ecometry for UNIX.

OPERATING INCOME. As a result of the foregoing factors, the Company's operating income decreased by $1.1 million to $10,000 for the three months ended March 31, 2000 compared to income of $1.1 million for the three months ended March 31, 1999.

OTHER INCOME. Net interest income increased 465.2% to $544,000 for the three months ended March 31, 2000, compared to net interest income of $96,000 for the same period in 1999. The increase was due to interest income earned on proceeds received from the Company's initial public offering on January 29, 1999, and the underwriter exercising the overallotment option to purchase additional shares from the Company on February 26, 1999. During the quarter ended March 31, 1999, net interest income included interest expense associated with the $12.0 million aggregate principal amount of Convertible Debentures held by certain lenders (the "Lenders"), and interest income on available cash. The Convertible Debentures were converted on January 29, 1999, concurrent with the closing of the Company's initial public offering.

INCOME TAX EXPENSE. The effective tax rate for the three months ended March 31, 2000 was 42.4% compared to 17.8% for the first quarter of 1999. The low tax rate in the first quarter of 1999 was due to a one-time tax benefit of $330,000 that resulted from the Company recording its beginning deferred tax assets in connection with the Company becoming a C Corporation as of January 1, 1999. The effective income tax rate differs from the federal statutory rates because of the following: (i) the effect of state income taxes; (ii) the full valuation of net losses of foreign subsidiaries and (iii) the set up of the beginning deferred tax assets. Also, effective rates vary between periods because of the differing effects the net losses of foreign subsidiaries have on income before income taxes.

NET INCOME. As a result of the above factors, the Company's net income decreased by $711,000 to $320,000 for the three months ended March 31, 2000 from 1.0 million for the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, the Company's primary sources of liquidity consisted of cash and cash equivalents totaling $37.0 million.

The Company's operating activities have used cash for the three months ended March 31, 2000 and 1999, of $1.7 million and $1.1 million, respectively.

Cash used in investing activities was approximately $992,000 and $428,000 for the three months ended March 31, 2000 and 1999, respectively. This cash was used for capital expenditures, which relate primarily to purchases of computers, printers and software to support the Company's operations, as well as furniture, fixtures and leasehold improvements. The Company expects its rate of purchases of property and equipment to increase as its employee base grows.

For the three months ended March 31, 2000, cash provided by financing activities totaled $405,000, which consisted primarily of proceeds from employee stock option exercises. Cash provided by financing activities totaled $39.0 million for the three months ended March 31, 1999, which consisted of proceeds received from the Company's initial public offering and the underwriters option to purchase additional shares, offset by repayment in full of the Convertible Debentures.

As of March 31, 2000, the Company had working capital of approximately $43.9 million as compared to working capital of approximately $43.3 million at March 31, 1999.

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

Date:  May 10, 2000                         SMITH-GARDNER & ASSOCIATES, INC.



                                            By:  /s/ MARTIN K. WEINBAUM
                                                 -----------------------------
                                                 Martin K. Weinbaum
                                                 Vice President Finance and
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT               DESCRIPTION
-------               -----------

 27                   Financial Data Schedule