Form 10-Q
period 2000-06-30
SMITH GARDNER & ASSOCIATES INC
filed 2000-08-11
CIK 935322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,422,905 shares of the Registrant's Common Stock, par value $0.01 per share, were outstanding as of August 3, 2000.

                        SMITH-GARDNER & ASSOCIATES, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2000

                                      INDEX


                                                                                                Page
                                                                                                ----
PART I.  FINANCIAL INFORMATION

     Item 1. Condensed Consolidated Financial Statements (unaudited)

             a.) Condensed Consolidated Statements of Operations
                 for the Three Months and Six Months Ended June 30, 2000 and 1999...............  3

             b.) Condensed Consolidated Balance Sheets
                 as of June 30, 2000 and December 31, 1999......................................  4

             c.) Condensed Consolidated Statements of Cash Flows
                 for the Six Months Ended June 30, 2000 and 1999................................  5

             d.) Notes to Condensed Consolidated Financial Statements...........................  6

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations................................................  9

     Item 3. Quantitative and Qualitative Disclosures About Market Risk......................... 14

PART II.  OTHER INFORMATION

     Item 1. Legal Proceedings.................................................................. 14

     Item 2. Changes in Securities and Use of Proceeds.......................................... 14

     Item 6. Exhibits and Reports on Form 8-K................................................... 15

Signatures...................................................................................... 16


                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                SMITH-GARDNER & ASSOCIATES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                      Three months ended           Six months ended
                                                                           June 30,                     June 30,
                                                                     2000           1999           2000           1999
                                                                   --------       --------       --------       --------
Revenue:
      License fees and software sales                              $  4,795       $  6,623       $ 11,079       $ 11,798
      Computer hardware sales                                         1,681          2,548          5,054          3,864
      Support                                                         2,380          1,806          4,568          3,433
      Services                                                        1,386          1,341          2,485          2,274
                                                                   --------       --------       --------       --------
          Total revenue                                              10,242         12,318         23,186         21,369
Cost of revenue:
      License fees and software sales                                 2,117          1,883          4,855          3,328
      Computer hardware sales                                         1,337          1,912          4,034          2,742
      Support                                                         1,597          1,213          3,180          2,297
      Services                                                          961            891          1,791          1,601
                                                                   --------       --------       --------       --------
           Total cost of revenue                                      6,012          5,899         13,860          9,968
                                                                   --------       --------       --------       --------
Gross margin                                                          4,230          6,419          9,326         11,401
Operating expenses:
       General and administrative                                     3,622          2,072          5,826          4,163
       Sales and marketing                                            2,295          1,570          4,080          2,690
       Research and development                                       1,171            728          2,267          1,382
                                                                   --------       --------       --------       --------
          Total operating expenses                                    7,088          4,370         12,173          8,235
                                                                   --------       --------       --------       --------
Operating (loss) income                                              (2,858)         2,049         (2,847)         3,166
Interest income, net                                                    615            447          1,159            544
                                                                   --------       --------       --------       --------
(Loss) income before income tax benefit (expense)                    (2,243)         2,496         (1,688)         3,710
Income tax benefit (expense)                                            967           (948)           731         (1,131)
                                                                   --------       --------       --------       --------
Net (loss) income                                                  $ (1,276)      $  1,548       $   (957)      $  2,579
                                                                   ========       ========       ========       ========

Basic net (loss) income per share                                  $  (0.10)      $   0.13       $  (0.08)      $   0.23
                                                                   ========       ========       ========       ========
Diluted net (loss) income per share                                $  (0.10)      $   0.12       $  (0.08)      $   0.22
                                                                   ========       ========       ========       ========

Weighted average shares used in basic per share computation          12,414         12,197         12,368         11,019
                                                                   ========       ========       ========       ========
Weighted average shares used in diluted per share computation        12,414         12,711         12,368         11,533
                                                                   ========       ========       ========       ========



     See accompanying notes to condensed consolidated financial statements.

                SMITH-GARDNER & ASSOCIATES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                           June 30,        December 31,
                                                                             2000             1999
                                                                           --------        ------------
                                                                          (unaudited)
                               ASSETS
Current assets:
    Cash and cash equivalents                                              $ 37,860         $ 39,246
    Accounts receivable, net of allowance for doubtful accounts of
       $2,055 (unaudited) at June 30, 2000 and $616 at December 31,
       1999                                                                   7,747            8,425
    Income tax receivable                                                     2,852              383
    Inventory                                                                   379              275
    Deferred income taxes                                                       554              554
    Prepaid expenses and other current assets                                   864              597
                                                                           --------         --------
        Total current assets                                                 50,256           49,480

Property and equipment, net                                                   2,791            1,879
Other assets                                                                    107              109
                                                                           --------         --------
                Total assets                                               $ 53,154         $ 51,468
                                                                           ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                                  $  5,766         $  5,429
    Deferred revenue                                                          1,461              659
    Current portion of capital lease obligation                                  46               57
                                                                           --------         --------
        Total current liabilities                                             7,273            6,145

Long term portion of capital lease obligation                                   105              122
Deferred income taxes                                                           474               38
                                                                           --------         --------
        Total liabilities                                                     7,852            6,305

Stockholders' equity:
    Common stock, $.01 par value.  Authorized 50,000,000 shares;
         issued and outstanding 12,422,905 shares (unaudited) and
         12,276,578 at June 30, 2000 and December 31, 1999,
         respectively.                                                          124              123
    Additional paid in capital                                               56,089           54,871
    Accumulated other comprehensive loss                                       (123)              --
    Accumulated deficit                                                     (10,788)          (9,831)
                                                                           --------         --------
        Total stockholders' equity                                           45,302           45,163
                                                                           --------         --------
                Total liabilities and stockholders' equity                 $ 53,154         $ 51,468
                                                                           ========         ========



     See accompanying notes to condensed consolidated financial statements.

                SMITH-GARDNER & ASSOCIATES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                For Six Months Ended
                                                                      June 30,
                                                               2000             1999
                                                             ---------        --------
  Net (loss) income                                          $   (957)        $  2,579
  Adjustments to reconcile net (loss) income
    to net cash used in operating activities:
       Depreciation and amortization expense                      351              221
       Non-cash compensation expense                               15               11
       Bad debt expense                                         1,458               68
       Deferred income taxes                                      436             (463)
       Change in assets and liabilities:

         Accounts receivable                                     (896)          (2,485)
         Inventory                                               (104)              94
         Income tax receivable                                 (1,718)              70
         Prepaid expenses and other current assets               (270)            (262)
         Other assets                                              --               39
         Accounts payable and accrued expenses                    348            1,925
         Income tax payable                                        --              601
         Accrued interest payable                                  --           (4,500)
         Deferred revenue                                         812              134
                                                             --------         --------
            Net cash used in operating activities                (525)          (1,968)

Cash flows used in investing activities:

   Capital expenditures                                        (1,287)            (652)
                                                             --------         --------
            Net cash used in investing activities              (1,287)            (652)

Cash flows provided by financing activities:

    Employee stock option exercises                               453               56
    Issuance of common stock                                       --           50,825
    Deferred offering costs                                                        552
    Redemption of preferred stock                                  --          (12,000)
    Payments on capital lease                                     (29)              --
                                                             --------         --------
            Net cash provided by financing activities             424           39,433

Effect of exchange rates on cash and cash equivalents               2               --
                                                             --------         --------

Net (decrease) increase in cash and cash equivalents           (1,386)          36,813
Cash and cash equivalents at beginning of period               39,246            1,577
                                                             --------         --------
Cash and cash equivalents at end of period                   $ 37,860         $ 38,390
                                                             ========         ========

Supplemental cash flow information:

  Cash paid for interest                                     $     --         $  4,665
                                                             ========         ========
  Cash paid for income taxes                                 $    391         $    915
                                                             ========         ========

Supplemental non-cash flow transactions:
  Tax benefit from stock option exercises                    $    751         $     70
                                                             ========         ========




     See accompanying notes to condensed consolidated financial statements.

                SMITH-GARDNER & ASSOCIATES, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (unaudited)
                                  June 30, 2000

(1)  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the periods presented have been included. These condensed consolidated financial statements should be read in connection with the Annual Report on Form 10-K of Smith Gardner and Associates, Inc. as of and for the year ended December 31, 1999.

The results of operations for the six months ended June 30, 2000 are not necessarily indicative of results that may be expected for any other interim periods or for the full fiscal year.

(2)  PRINCIPLES OF CONSOLIDATION

The accompanying financial statements include the accounts of the Company and its two wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(3)  EARNINGS PER SHARE

Basic net income per share is calculated using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of common share equivalents ("CSE's") outstanding using the treasury stock method. CSE's consisting of 246,000 stock options were not included in the diluted net loss per share calculation for the three and six months ended June 30, 2000 since their effect would be antidilutive. The numbers presented below are in thousands, except per share amounts.


                                                      Three Months Ended               Six Months Ended
                                                          June 30,                        June 30,
                                                    2000             1999          2000            1999
                                                  --------         -------        -------         -------
BASIC NET INCOME:

Net (loss) income                                 $ (1,276)        $ 1,548        $  (957)        $ 2,579
                                                  ========         =======        =======         =======
Weighted average common shares outstanding          12,414          12,197         12,368          11,019
                                                  ========         =======        =======         =======

Basic net (loss) income per share                 $   (.10)        $   .13        $  (.08)        $   .23
                                                  ========         =======        =======         =======

DILUTED NET INCOME:

Net (loss) income                                 $ (1,276)        $ 1,548        $  (957)        $ 2,579
                                                  ========         =======        =======         =======
Weighted average common shares outstanding          12,414          12,197         12,368          11,019
Dilutive common stock equivalents                       --             514             --             514
                                                  --------         -------        -------         -------
Equivalent shares                                   12,414          12,711         12,368          11,533
                                                  ========         =======        =======         =======

Diluted net (loss) income per share               $   (.10)        $   .12        $  (.08)        $   .22
                                                  ========         =======        =======         =======



(4)  STOCK REPURCHASE PLAN

On June 28, 2000, the Company announced that its Board of Directors approved a stock repurchase plan. Under the plan, the Company may repurchase up to one million shares of its common stock. The extent to which the Company repurchases its shares and the timing of such purchases will depend upon market conditions and other corporate considerations. No shares were repurchased under this plan as of June 30, 2000.

(5)  REVENUE RECOGNITION

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

(6)  FOREIGN CURRENCY TRANSLATION

The functional currencies of the Company's foreign subsidiaries are their respective local currencies. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using average rates prevailing during the period. Adjustments resulting from the translation of foreign currency financial statements were insignificant at December 31, 1999. As of June 30, 2000, cumulative foreign currency translation adjustments were included in the shareholders' equity section of the balance sheet.

(7)  COMPREHENSIVE INCOME

Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The Company's total comprehensive (loss) income is as follows (in thousands):


                                        Three Months Ended June 30,     Six Months Ended June 30,
                                           2000            1999           2000            1999
                                         -------         -------        -------         --------
                                                               (unaudited)
Net (loss) income                        $(1,276)        $ 1,548        $  (957)        $ 2,579

Other comprehensive loss:
  Foreign currency translation
    adjustments                              (87)             --           (123)             --
                                         -------         -------        -------         -------
Total comprehensive (loss) income        $(1,363)        $ 1,548        $(1,080)        $ 2,579
                                         =======         =======        =======         =======



(8)  NEW ACCOUNTING PRONOUNCEMENTS

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

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") and amended it in March and June 2000. We are required to adopt the provisions of SAB 101 in our fourth quarter of fiscal 2000. We are currently reviewing the provisions of SAB 101 and have not fully assessed the impact of its adoption. While SAB 101 does not supercede the software industry specific revenue recognition guidance, which we believe we comply with, the SEC Staff has recently informally indicated its views related to SAB 101 that may change current interpretations of software revenue recognition requirements. Such SEC interpretations could result in many software companies, including us, recording a cumulative effect of a change in accounting principles retroactive to January 1, 2000.

(9)  CONTINGENCIES

On June 22, 2000, a purported class-action complaint was filed against the Company and certain of its officers in the United States District Court for the Southern District of Florida. On July 6 a separate purported class-action complaint was filed against the Company and certain of its officers in the United States District Court for the Southern District of Florida. The complaints allege that certain sections of the Securities Exchange Act of 1934 were violated.

Management believes these actions are without merit and intends to defend them vigorously. At this point in time, it is not possible to quantify the potential range of loss to the Company.

In May 2000, one of the Company's clients discontinued its operations. Subsequently, on July 3, 2000 an involuntary bankruptcy proceeding was commenced against the client. The Company does not believe that it will be able to collect its current receivables from the client and therefore set up an additional reserve on account of such receivables. In connection with the bankruptcy proceeding the Company may be required to return some portion of the payments received by it to the bankruptcy estate. The Company would vigorously oppose any attempt to obtain such reimbursement. At this point in time, it is not possible to quantify the potential additional loss, if any, to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company is a leading provider of mission-critical, enterprise-wide software solutions, and related hardware and services, to the direct commerce industry. The Company's clients in the direct commerce industry are traditional direct marketing companies and Internet-only retailers, as well as wholesalers, fulfillment houses and retailers with significant non-store sales channels. The Company's MACS and WebOrder family of software products, renamed Ecometry in April 2000, are designed to automate non-store commerce activities, including advertising analysis, sales, telemarketing, ordering, merchandising, procurement, electronic and Internet commerce, warehousing, shipping, accounting and systems operation. The Ecometry products also provide managers and sales personnel with real-time operations, inventory and customer data to improve both management decision making and customer service.

The following table sets forth, for the periods indicated, the dollar and percentage changes of statement of operations items:


                                      Three Months Ended     Six Months Ended      Change Three Months     Change Six Months
                                           June 30,               June 30,          Ended June 30, 2000   Ended June 30, 2000
                                    --------------------    --------------------    -------------------   -------------------
                                      2000        1999        2000        1999          $          %          $          %
                                    --------    --------    --------    --------    --------    -------   --------    -------
Revenue:
  License fees and software sales   $  4,795    $  6,623    $ 11,079    $ 11,798    $ (1,828)     (27.6)% $   (719)      (6.1)%
  Computer hardware sales              1,681       2,548       5,054       3,864        (867)     (34.0)     1,190       30.8
  Support                              2,380       1,806       4,568       3,433         574       31.8      1,135       33.1
  Services                             1,386       1,341       2,485       2,274          45        3.4        211        9.3
                                    --------    --------    --------    --------    --------    -------   --------    -------
         Total revenue                10,242      12,318      23,186      21,369      (2,076)     (16.9)     1,817        8.5
Cost of sales and services:
  License fees and software sales      2,117       1,883       4,855       3,328         234       12.4      1,527       45.9
  Computer hardware sales              1,337       1,912       4,034       2,742        (575)     (30.1)     1,292       47.1
  Support                              1,597       1,213       3,180       2,297         384       31.6        883       38.4
  Services                               961         891       1,791       1,601          70        7.9        190       11.9
                                    --------    --------    --------    --------    --------    -------   --------    -------
         Total cost of sales and
           services                    6,012       5,899      13,860       9,968         113        1.9      3,892       39.0
                                    --------    --------    --------    --------    --------    -------   --------    -------
Gross margin                           4,230       6,419       9,326      11,401      (2,189)     (34.1)    (2,075)     (18.2)
Operating expenses:
  General and administrative           3,622       2,072       5,826       4,163       1,550       74.8      1,663       40.0
  Sales and marketing                  2,295       1,570       4,080       2,690         725       46.2      1,390       51.7
  Research and development             1,171         728       2,267       1,382         443       60.9        885       64.0
                                    --------    --------    --------    --------    --------    -------   --------    -------
         Total operating expenses      7,088       4,370      12,173       8,235       2,718       62.2      3,938       47.8
                                    --------    --------    --------    --------    --------    -------   --------    -------
(Loss) income from operations         (2,858)      2,049      (2,847)      3,166      (4,907)    (239.5)    (6,013)    (189.9)
Interest income, net                     615         447       1,159         544        (168)      37.5       (616)     113.3
                                    --------    --------    --------    --------    --------    -------   --------    -------
(Loss) income before income tax
  benefit (expense)                   (2,243)      2,496      (1,688)      3,710      (4,739)   (189.9)     (5,398)    (145.5)
 Income tax benefit (expense)            967        (948)        731      (1,131)      1,915     202.0       1,862     (164.7)
                                    --------    --------    --------    --------    --------    -------   --------    -------
Net (loss) income                   $ (1,276)   $  1,548    $   (957)   $  2,579    $ (2,824)   (182.4)%  $ (3,536)    (137.1)%
                                    ========    ========    ========    ========    ========    =======   ========    =======


THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

LICENSE FEES AND SOFTWARE SALES. License fees and software sales accounted for approximately 46.8% of the Company's total revenue for the three months ended June 30, 2000. License fees and software sales consist of license fees for the installation of the Company's Ecometry software and related modules, license fees for third-party software, and additional user license fees, and software upgrades for its existing clients. License fees and software sales are based on the number of users and type and number of CPUs. Computer software license fees decreased 27.6% during the three months ended June 30, 2000 compared to the same period in 1999. New client computer software sales decreased 28.9% from $3.7 million for the three months ended June 30, 1999 to $2.6 million in 2000, and existing client computer software sales decreased 25.1% from $2.9 million to $2.2 million for the same periods. These decreases were due to the Company strategically refocusing its sales efforts to more established companies, which have longer sales and implementation cycles, and the delay of sales expected to be recognized in this quarter.

COMPUTER HARDWARE SALES. Sales of computer hardware accounted for approximately 16.4% of the Company's total revenue for the three months ended June 30, 2000. Sales of computer hardware consist of sales of computer hardware systems and peripheral hardware components. Computer hardware revenue decreased 34.0% for the three months ended June 30, 2000, compared to the three months ended June 30, 1999. Computer hardware revenue relating to new client sales decreased 59.8% to $631,000 for the three months ended June 30, 2000, compared to $1.6 million for the same period in 1999. The decrease in computer hardware sales was due to lower new system sales in the quarter ended June 30, 2000 compared to the same period in 1999. Computer hardware upgrades increased by 7.3% to $1.0 million for the three months ended June 30, 2000, compared to $978,000 for the same period in 1999. The aforementioned decreases resulted from the Company strategically refocusing its sales efforts to more established companies, which have longer sales and implementation cycles, and the delay of sales expected to be recognized in this quarter.

SUPPORT. Support revenue accounted for approximately 23.2% of the Company's total revenue during the three months ended June 30, 2000. Support revenue consists of fees for technical support services and product enhancements for the Ecometry software, optional modules, and integrated third-party software utilities. Support revenue increased 31.8% to $2.4 million during the three months ended June 30, 2000, compared to $1.8 million for the three months ended June 30, 1999. The increase resulted from the addition of new clients during 1999 and 2000, as well as support fee increases related to software user license upgrades.

SERVICES. Services revenue accounted for approximately 13.5% of the Company's revenue for the three months ended June 30, 2000. Services revenue consists principally of revenue derived from training, consulting, and custom programming. Services revenue increased 3.4% to $1.4 million in the three months ended June 30, 2000 compared to $1.3 million for the same period in 1999. This increase was due primarily to an expanded client base and increased demand for training, consulting and web design services.

TOTAL REVENUE. Total revenue decreased 16.9% for the three months ended June 30, 2000. New client sales decreased 38.5% to $3.2 million from $5.3 million for the three months ended June 30, 1999. This decrease in revenue resulted from the Company strategically refocusing its sales efforts to more established companies, which have longer sales and implementation cycles, and the delay of sales expected to be recognized in this quarter.

COST OF LICENSE FEES AND SOFTWARE SALES. Cost of license fees and software sales, which includes license fees for third-party software, installation and training salaries directly related to new software sales and subcontractor fees, increased 12.4% during the three months ended June 30, 2000, compared to the three months ended June 30, 1999. The increase is attributable to higher training and installation personnel costs. Cost of computer software as a percentage of software license fees increased to 44.1% from 28.4% for the three months ended June 30, 1999. These increases are due to higher personnel costs combined with a reduction in license fees and software sales for the second quarter of 2000.

COST OF COMPUTER HARDWARE SALES. Cost of computer hardware sales, which consists of purchases of computer hardware systems and peripheral hardware components, decreased 30.1% for the three months ended June 30, 2000, compared to the same period in 1999. This decrease was related to the 34.0% decrease in computer hardware revenue during the quarter ended June 30, 2000. Cost of computer hardware as a percentage of computer hardware revenue was 79.6% and 75.1% for the three months ended June 30, 2000 and 1999, respectively. The increase resulted from a higher proportion of sales to existing clients, which receive higher volume discounts.

COST OF SUPPORT. Cost of support consists primarily of personnel costs associated with the support of the Company's software product and third-party computer software packages, and the cost of user documentation distributed to clients. Cost of support increased 31.6% for the three months ended June 30, 2000 from the same period in 1999. The increase was due to a significant increase in support personnel necessary to meet the requirements of a growing client base. Cost of support as a percentage of support revenue was consistent at 67.1% and 67.2% for the three months ended June 30, 2000 and 1999, respectively.

COST OF SERVICES. Cost of services, which consists of salaries for professional services employees, allocated salaries for training and programming personnel, and payments to outside contractors, increased 7.9% during the three months ended June 30, 2000, compared to the same period in 1999. Cost of services as a percentage of services revenue increased to 69.4% for the three months ended June 30, 2000 from 66.4% for the same period in 1999. The increased costs were due to higher costs for personnel and outside contractors.

TOTAL COST OF SALES AND SERVICES. Total cost of sales and services increased by 1.9% for the three months ended June 30, 2000, compared to the same period in 1999. The increase in total cost of sales and services is primarily attributable to higher personnel costs.

GENERAL AND ADMINISTRATIVE. General and administrative expenses include the cost of the Company's facility, finance, human resources, information services, and administrative functions. General and administrative expenses increased 74.8% for the three months ended June 30, 2000, compared to the same period in 1999. This increase was primarily due to a significant increase to the Company's provision for doubtful accounts relating to one of its customers that discontinued its operations and was subsequently forced into involuntary bankruptcy, as well as increased facility and other costs associated with additional personnel. General and administrative expenses as a percentage of total revenue increased to 35.4% for the three months ended June 30, 2000 from 16.8% for the same period in 1999.

SALES AND MARKETING. Sales and marketing expenses include personnel costs, sales commissions related to sales and marketing of the Company's products and services, and the cost of advertising, public relations and participation in industry conferences and trade shows. Sales and marketing expenses increased by 46.2% for the three months ended June 30, 2000, compared to the same period in 1999. This increase resulted from additional personnel costs, increased trade show expenses, and expanded marketing, advertising programs, public relations and product re-branding costs. Sales and marketing expenses as a percentage of total revenue increased to 22.4% for the three months ended June 30, 2000 from 12.7% for the three months ended June 30, 1999. Investments in sales and marketing activities are planned to continue in future periods.

RESEARCH AND DEVELOPMENT. Research and development expenses include costs associated with the development of new products. Such expenses consist primarily of employee salaries and benefits, consulting expenses (including amounts paid to subcontractors for development work), and the cost of development software and hardware. Research and development expenses increased 60.9% during the three months ended June 30, 2000 compared to the same period in 1999. This increase was primarily due to ongoing development of new products such as various modules and Ecometry for UNIX. The Company expects to continue making significant investments in new and enhanced products in future periods.

(LOSS) INCOME FROM OPERATIONS. As a result of the foregoing factors, the Company's income from operations decreased by $4.9 million to a loss of $2.9 million for the three months ended June 30, 2000 as compared to income of $2.0 million for the three months ended June 30, 1999.

INTEREST INCOME, NET. Net interest income increased to $615,000 for the three months ended June 30, 2000, compared to net interest income of $447,000 for the same period in 1999. The increase was due to higher interest rates earned on cash reserves.

INCOME TAX EXPENSE. The effective tax rate for the three months ended June 30, 2000 was 43.1% compared to 38.0% for the second quarter of 1999. The effective income tax rate differs from the federal statutory rates because of the following: (i) the effect of state income taxes and (ii) the full valuation of net losses of foreign subsidiaries. Also, effective rates vary between periods because of the differing effects the net income and losses of foreign subsidiaries have on income before income taxes.

NET INCOME. As a result of the above factors, the Company's net income decreased by $2.8 million to a loss of $1.3 million for the three months ended June 30, 2000 from net income of $1.5 million in 1999.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

LICENSE FEES AND SOFTWARE SALES. Sales of license fees and software sales accounted for approximately 47.8% of the Company's total revenue for the six months ended June 30, 2000. License fees and software sales decreased 6.1% during the six months ended June 30, 2000 compared to the same period in 1999. This decrease is attributable to a decrease in computer software sales to new clients. New client computer software sales decreased by 14.9% from $5.9 million for the six months ended June 30, 1999 to $5.0 million for the same period in 2000. The decrease in new client sales resulted from the Company strategically refocusing its sales efforts to more established companies, which have longer sales and implementation cycles, and the delay of sales expected to be recognized in this quarter. Computer software upgrades increased by 2.6% from $5.9 million to $6.1 million for the same periods.

COMPUTER HARDWARE SALES. Sales of computer hardware accounted for approximately 21.8% of the Company's total revenue for the six months ended June 30, 2000. Computer hardware revenue increased 30.8% for the six months ended June 30, 2000, compared to the six months ended June 30, 1999. Computer hardware revenue relating to new client sales decreased 19.7% for the six months ended June 30, 2000, compared to the same period in 1999. The decrease resulted from the Company strategically refocusing its sales efforts to more established companies, which have longer sales and implementation cycles, and the delay of sales expected to be recognized in this quarter. Computer hardware upgrades increased by 92.2% for the six months ended June 30, 2000, compared to the same period in 1999. The increase in 2000 was attributable to upgrades from an expanded client base, several of the Company's clients performing major system and module upgrades.

SUPPORT. Support revenue accounted for approximately 19.7% of the Company's total revenue during the six months ended June 30, 2000. Support revenue increased 33.1% during the six months ended June 30, 2000, compared to the six months ended June 30, 1999. The increased support revenue resulted from the addition of new clients during 1999 and 2000, as well as support fee increases related to software user license upgrades.

SERVICES. Services revenue accounted for approximately 10.7% of the Company's revenue for the six months ended June 30, 2000. Services revenue increased 9.3% to $2.5 million in the six months ended June 30, 2000 compared to $2.3 million for the same period in 1999. This increase was due to growing client demand for web design, consulting, programming and training services.

TOTAL REVENUE. Total revenue increased 8.5% for the six months ended June 30, 2000, compared to the same period in 1999. New client sales decreased 16.2% to $6.7 million from $8.0 million for the six months ended June 30, 1999. Revenue from client system and component upgrades increased by 23.0% to $9.4 million for the six months ended June 30, 2000, compared to $7.7 million for the same period in 1999 due to an expanding client base and increased sales efforts directed toward existing clients.

COST OF LICENSE FEES AND SOFTWARE SALES. Cost of computer software increased 45.9% during the six months ended June 30, 2000, compared to the six months ended June 30, 1999. The increase is attributable to the additional costs of training and installation personnel. Cost of computer software as a percentage of software license fees increased to 43.8% from 28.2% for the six months ended June 30, 1999. The increase is due to increased personnel costs and lower license fees and software sales during the six months ended June 30, 2000.

COST OF COMPUTER HARDWARE SALES. Cost of computer hardware increased 47.1% for the six months ended June 30, 2000, compared to the same period in 1999. This increase to hardware cost is related to the 30.8% increase in computer hardware revenue for the six months ended June 30, 2000 compared to the same period in 1999. Cost of computer hardware as a percentage of computer hardware revenue was 79.8% and 71.0% for the six months ended June 30, 2000 and 1999, respectively. The increase resulted from sales to existing customers, which generate lower margins.

COST OF SUPPORT. Cost of support increased 38.4% for the six months ended June 30, 2000 from the same period in 1999. The increase was due to an increase in support personnel necessary to meet the requirements of the growing client base. Cost of support as a percentage of support revenue increased to 69.6% for the six months ended June 30, 2000 from 66.9% for the same period in 1999.

COST OF SERVICES. Cost of services increased 11.9% during the six months ended June 30, 2000, compared to the same period in 1999. The increase was due to greater personnel costs associated with these services. The increase was related to the addition of personnel to meet the demand for custom programming, training, and professional and web design services.

TOTAL COST OF REVENUE. Total cost of sales and services increased by 39.0% for the six months ended June 30, 2000, compared to the same period in 1999. The increase in total cost of sales and services is attributable to higher hardware and personnel costs.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 40.0% for the six months ended June 30, 2000, compared to the same period in 1999. This increase was primarily due to a significant increase to the Company's provision for doubtful accounts as well as increased facility and other costs associated with additional personnel.

SALES AND MARKETING. Sales and marketing expenses increased by 51.7% for the six months ended June 30, 2000, compared to the same period in 1999. This increase resulted from additional personnel costs, increased trade show expenses, and expanded marketing and advertising programs, public relations and product re-branding costs. Investments in sales and marketing activities are planned to continue in future periods.

RESEARCH AND DEVELOPMENT. Research and development expenses increased 64.0% during the six months ended June 30, 2000, compared to the same period in 1999. This increase was primarily due to improvements to existing products and ongoing development of new products such as various modules and Ecometry for UNIX. The Company expects to continue making significant investments in new and enhanced products in future periods.

(LOSS) INCOME FROM OPERATIONS. As a result of the foregoing factors, the Company's income from operations decreased by $6.0 million for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999.

INTEREST INCOME, NET. Net interest income, which includes interest income on available cash and interest expense associated with the $12.0 million aggregate principal amount of Convertible Debentures, increased to $1.2 million for the six months ended June 30, 2000, compared to net interest income of $544,000 for the same period in 1999. The increase in income was due to higher interest rates earned on available cash and the fact that the Company is no longer accruing interest on the Convertible Debentures, which were converted on January 29, 1999, concurrent with the closing of the Company's initial public offering.

INCOME TAX EXPENSE. The effective tax rate for the six months ended June 30, 2000 was 43.3% compared to 30.5% for the first six months of 1999. The tax rate was lower in 1999 due to a one-time tax benefit of $330,000, which resulted from the Company recording its beginning deferred tax assets in connection with the Company becoming a C Corporation as of January 1, 1999. The effective income tax rate differs from the federal statutory rates because of the following: (i) the effect of state income taxes; (ii) the full valuation of net losses of foreign subsidiaries; and (iii) the set up of the beginning deferred tax assets. Also, effective rates vary between periods because of the differing effects the net income and losses of foreign subsidiaries have on income before income taxes.

NET INCOME. As a result of the above factors, the Company's net income decreased by $3.5 million to a loss of $957,000 for the six months ended June 30, 2000 compared to net income of $2.6 million in 1999.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, the Company's primary sources of liquidity consisted of cash and cash equivalents totaling $37.9 million.

The Company's operating activities used cash for the six months ended June 30, 2000 and 1999, of $1.3 million and $2.0 million, respectively.

Cash used in investing activities was approximately $1.3 million and $652,000, for the six months ended June 30, 2000 and 1999, respectively. This cash was used for capital expenditures, which relate primarily to purchases of computers, printers and software to support the Company's operations, as well as furniture, fixtures and leasehold improvements. Capital expenditures increased significantly during the first six months of 2000 due to expenses associated with a material expansion of existing facilities. The Company expects its rate of purchases of property and equipment to increase as its employee base grows.

For the six months ended June 30, 2000, cash provided by financing activities totaled $1.2 million, which consisted primarily of proceeds from employee stock option exercises. Cash provided by financing activities totaled $39.5 million for the six months ended June 30, 1999, which consisted of proceeds received from the Company's initial public offering and the underwriters' option to purchase additional shares, employee stock option exercises and income tax benefit relating to the stock option exercises, offset by repayment in full of the $12.0 million aggregate principal amount of Convertible Debentures and associated interest.

As of June 30, 2000, the Company had working capital of approximately $43.0 million as compared to working capital of approximately $41.1 at June 30, 1999.

The Company is party to various legal proceedings including a class action lawsuit and an involuntary bankruptcy proceeding by one of its customers. The Company does not believe these items will have a material effect on its liquidity.

In June 2000, the Company announced a stock repurchase plan, under which it was authorized to purchase up to one million shares of its common stock. The Company does not believe any purchases under the plan will affect its ability to fund operations.

Management believes that it has adequate cash to finance operations in the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Management believes the risk of loss arising from adverse changes in interest rates, foreign currency exchange rates, commodity prices and other relevant market rates and prices, such as equity prices, if any, is immaterial.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is involved in legal proceedings incidental to the conduct of its business. Other than as disclosed below and in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, the Company believes that litigation, individually or in the aggregate, to which it is currently a party, is not likely to have a material adverse affect on the Company's business, financial condition or results of operations.

On June 22, 2000, a purported class-action complaint was filed against the Company and Messrs. Gary G. Hegna, Martin K. Weinbaum, Allan Gardner and Wilburn Smith, officers of the Company, in the United States District Court for the Southern District of Florida. On July 6, 2000 a separate purported class-action complaint was filed against the Company and the aforementioned officers in the United States District Court for the Southern District of Florida.

Both complaints are substantially similar and allege, among other things, that the Company made material misrepresentations and omissions regarding the Company's future revenues, growth, expenditures, and whether its reserve for doubtful accounts complied with Generally Accepted Accounting Principles. The complaints allege that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 thereunder by making untrue statements or omitting to state material facts in connection with purchases of Company common stock by the plaintiffs and others in the purported class from October 27, 1999 through June 16, 2000, and that the defendants violated Section 20(a) of the Exchange Act through the same conduct by virtue of their allegedly being "controlling persons" of the Company. The Complaints generally seek, among other things, certification as a class and an award of damages in an amount to be determined at trial.

The defendants have been served with each complaint, but have not yet responded to either complaint. Discovery in these actions have not yet commenced and will be stayed pursuant to statute based on the filing of a motion to dismiss, which stay would be lifted in the event that the court denies such motion to dismiss.

Management believes these actions are without merit and intends to defend them vigorously.

In May 2000, one of the Company's clients discontinued its operations. Subsequently, on July 3, 2000 an involuntary bankruptcy proceeding was commenced against the client. The Company does not believe that it will be able to collect its current receivables from the client and therefore set up an additional reserve on account of such receivables. In connection with the bankruptcy proceeding the Company may be required to return some portion of the payments received by it to the bankruptcy estate. The Company would vigorously oppose any attempt to obtain such reimbursement. At this point in time, it is not possible to quantify the potential additional loss, if any, to the Company.

ITEM 2. USE OF PROCEEDS

As of August 11, 2000, the proceeds of the Offering have been used as follows:
(i) to redeem in full the Company's outstanding Redeemable Participating Preferred Stock ($12.0 million) and (ii) to repay accrued interest related to the Convertible Debentures ($4.7 million). Management expects that the balance of the net proceeds of the Offering will be utilized to finance potential future acquisitions and for general corporate purposes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    (27) Financial Data Schedule

(b) Reports on Form 8-K:

The Company filed a Report on Form 8-K dated May 25, 2000, which included a copy of a press release announcing that one of the Company's enterprise solution customers notified the Company that it was experiencing cash flow difficulties and was evaluating its business alternatives. As a result, the Company set up an additional accounts receivable reserve and expected a reduction of earnings per share for the three months ended June 30, 2000.

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

Date:  August 11, 2000                 SMITH-GARDNER & ASSOCIATES, INC.



                                       By: /s/ Martin K. Weinbaum
                                           -------------------------------------
                                           Martin K. Weinbaum
                                           Vice President Finance and Chief
                                           Financial Officer
                                           (Principal Financial and Accounting
                                           Officer and Duly Authorized Officer)

                                  EXHIBIT INDEX

Exhibit               Description
-------               -----------
   27                 Financial Data Schedule