Form 10-Q
period 2000-09-30
SMITH GARDNER & ASSOCIATES INC
filed 2000-11-13
CIK 935322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Transition Period from        to
                                                  -------  -------

                           Commission File No. 0-25297

                                 --------------

                        SMITH-GARDNER & ASSOCIATES, INC.


       FLORIDA                                       65-0090038
 (State of Incorporation)                 (I.R.S. Employer Identification No.)

             1615 SOUTH CONGRESS AVENUE, DELRAY BEACH, FL 33445-6368
                            TELEPHONE: (561) 265-2700

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,358,955 shares of the Registrant's Common Stock, par value $0.01 per share, were outstanding as of November 3, 2000.

                        SMITH-GARDNER & ASSOCIATES, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX

                                                                                              Page
                                                                                              ----
     PART I.  FINANCIAL INFORMATION

     Item 1.  Condensed Consolidated Financial Statements (unaudited)

              a.) Condensed Consolidated Statements of Operations
              for the Three Months and Nine Months Ended September 30, 2000
              and 1999 ..............................................................          2

              b.) Condensed Consolidated Balance Sheets
              as of September 30, 2000 and December 31, 1999 ........................          3

              c.) Condensed Consolidated Statements of Cash Flows
              for the Nine Months Ended September 30, 2000 and 1999 .................          4

              d.) Notes to Condensed Consolidated Financial Statements ..............          5

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations ...................................          7

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk ............         13

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings .....................................................         13

     Item 2. Changes in Securities and Use of Proceeds ..............................         14

     Item 6.  Exhibits and Reports on Form 8-K ......................................         14

Signatures ..........................................................................         16

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                SMITH-GARDNER & ASSOCIATES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                            Three months ended                Nine months ended
                                                                September 30,                    September 30,
                                                            2000              1999            2000               1999
                                                          ---------         --------          --------          --------
Revenue:
      License fees and software sales                     $  7,469          $  7,354          $ 18,548          $ 19,152
      Computer hardware sales                                2,547             2,670             7,601             6,535
      Support                                                2,466             2,090             7,033             5,523
      Services                                               1,623             1,206             4,109             3,480
                                                          --------          --------          --------          --------
          Total revenue                                     14,105            13,320            37,291            34,690
Cost of revenue:
      License fees and software sales                        2,440             2,217             7,295             5,545
      Computer hardware sales                                2,233             2,096             6,267             4,837
      Support                                                1,411             1,283             4,591             3,580
      Services                                                 907               866             2,698             2,468
                                                          --------          --------          --------          --------
           Total cost of revenue                             6,991             6,462            20,851            16,430
                                                          --------          --------          --------          --------
Gross margin                                                 7,114             6,858            16,440            18,260
Operating expenses:
       General and administrative                            2,932             1,915             8,759             6,077
       Sales and marketing                                   1,736             1,379             5,816             4,069
       Research and development                              1,066               875             3,333             2,258
                                                          --------          --------          --------          --------
          Total operating expenses                           5,734             4,169            17,908            12,404
                                                          --------          --------          --------          --------
Operating income (loss)                                      1,380             2,689            (1,468)            5,856
Interest income, net                                           638               492             1,798             1,035
                                                          --------          --------          --------          --------
Income before income tax expense                             2,018             3,181               330             6,891
Income tax expense                                          (1,432)           (1,286)             (701)           (2,417)
                                                          --------          --------          --------          --------
Net income (loss)                                         $    586          $  1,895          $   (371)         $  4,474
                                                          ========          ========          ========          ========

Basic net income (loss) per share                         $   0.05          $   0.16          $  (0.03)         $   0.39
                                                          ========          ========          ========          ========
Diluted net income (loss) per share                       $   0.05          $   0.15          $  (0.03)         $   0.38
                                                          ========          ========          ========          ========

Weighted average shares used in basic per share
  computation                                               12,390            12,201            12,376            11,417
                                                          ========          ========          ========          ========

Weighted average shares used in diluted per share
  computation                                               12,460            12,700            12,376            11,916
                                                          ========          ========          ========          ========


     See accompanying notes to condensed consolidated financial statements.

                SMITH-GARDNER & ASSOCIATES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                             September 30,       December 31,
                                                                                 2000               1999
                                                                             -------------      -------------
                                               ASSETS
Current assets:
    Cash and cash equivalents                                                  $ 38,038            $ 39,246
    Accounts receivable, net of allowance for doubtful accounts of
       $2,352 at September 30, 2000 and $616 at December 31, 1999                 9,474               8,425
    Income tax receivable                                                           538                 383
    Inventory                                                                       274                 275
    Deferred income taxes                                                         1,104                 554
    Prepaid expenses and other current assets                                       874                 597
                                                                               --------            --------
        Total current assets                                                     50,302              49,480

Property and equipment, net                                                       2,968               1,879
Other assets                                                                        103                 109
                                                                               --------            --------
                Total assets                                                   $ 53,373            $ 51,468
                                                                               ========            ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                                      $  5,963            $  5,429
    Deferred revenue                                                              1,152                 659
    Current portion of capital lease obligation                                      23                  57
                                                                               --------            --------
        Total current liabilities                                                 7,138               6,145

Long term portion of capital lease obligation                                       109                 122
Deferred income taxes                                                               137                  38
                                                                               --------            --------
        Total liabilities                                                         7,384               6,305

Stockholders' equity:
    Common stock, $.01 par value.  Authorized 50,000,000 shares;
         issued and outstanding 12,358,955 shares and
         12,276,578 at September 30, 2000 and December 31, 1999,
         respectively                                                               124                 123
    Treasury stock, at cost                                                        (284)                 --
    Additional paid in capital                                                   56,513              54,871
    Accumulated other comprehensive loss                                           (162)                 --
    Accumulated deficit                                                         (10,202)             (9,831)
                                                                               --------            --------
        Total stockholders' equity                                               45,989              45,163
                                                                               --------            --------
                Total liabilities and stockholders' equity                     $ 53,373            $ 51,468
                                                                               ========            ========


     See accompanying notes to condensed consolidated financial statements.

                SMITH-GARDNER & ASSOCIATES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                            For Nine Months Ended
                                                                                September 30,
                                                                             2000            1999
                                                                         ---------        ---------
 Net (loss) income                                                       $   (371)         $  4,474
 Adjustments to reconcile net (loss) income
     to net cash (used in) provided by operating activities:
        Depreciation and amortization expense                                 547               348
        Non-cash compensation expense                                          31                33
        Bad debt expense                                                    1,763               251
        Foreign currency loss                                                (214)               --
        Deferred income taxes                                                (582)             (451)
        Change in assets and liabilities:
          Accounts receivable                                              (2,961)           (2,390)
          Inventory                                                             1                31
          Income tax receivable                                               560                --
          Prepaid expenses and other current assets                          (281)             (446)
          Other assets                                                          4                (1)
          Accounts payable and accrued expenses                               770             2,371
          Income tax payable                                                   --             1,935
          Accrued interest payable                                             --            (4,500)
          Deferred revenue                                                    508              (127)
                                                                         --------          --------
             Net cash (used in) provided by operating activities              (94)            1,397


 Cash flows used in investing activities:

    Capital expenditures                                                   (1,670)             (877)
                                                                         --------          --------
             Net cash used in investing activities                         (1,670)             (877)

 Cash flows provided by (used in) financing activities:

     Employee stock option exercises                                          898                79
     Issuance of common stock                                                  --            50,907
     Repurchase of common stock                                              (284)               --
     Deferred offering costs                                                   --               552
     Distribution to stockholders                                              --              (835)
     Redemption of preferred stock                                             --           (12,000)
     Payments on capital lease                                                (48)               --
                                                                         --------          --------
             Net cash provided by financing activities                        566            38,703

 Effect of exchange rates on cash and cash equivalents                        (10)               --
                                                                         --------          --------

 Net (decrease) increase in cash and cash equivalents                      (1,208)           39,223

 Cash and cash equivalents at beginning of period                          39,246             1,577
                                                                         --------          --------
 Cash and cash equivalents at end of period                              $ 38,038          $ 40,800
                                                                         ========          ========

 Supplemental cash flow information:

   Cash paid for interest                                                $     --          $  4,665
                                                                         ========          ========
   Cash paid for income taxes                                            $    556          $    976
                                                                         ========          ========

 Supplemental non-cash flow transactions:
   Tax benefit from stock option exercises                               $    751          $    179
                                                                         ========          ========

     See accompanying notes to condensed consolidated financial statements.

                SMITH-GARDNER & ASSOCIATES, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (unaudited)
                               September 30, 2000

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

The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of results that may be expected for the full fiscal year.

(2)  PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements include the accounts of the Company and two of its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(3)  EARNINGS PER SHARE

Basic net income per share is calculated using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of common share equivalents ("CSE's") outstanding using the treasury stock method. CSE's consisting of approximately 70,000 stock options were not included in the diluted net loss per share calculation for the nine months ended September 30, 2000 since their effect would be antidilutive. The numbers presented below are in thousands, except per share amounts.


                                                             Three Months Ended          Nine Months Ended
                                                                September 30,               September 30,
                                                              2000          1999           2000         1999
                                                           -----------     --------     --------     ---------
              BASIC NET INCOME (LOSS):

              Net income (loss)                              $    586      $  1,895     $   (371)    $  4,474
                                                             ========      ========     ========     ========
              Weighted average common shares outstanding       12,390        12,201       12,376       11,417
                                                             ========      ========     ========     ========

              Basic net income (loss) per share              $    .05      $    .16     $   (.03)    $    .39
                                                             ========      ========     ========     ========

              DILUTED NET INCOME (LOSS):

              Net income (loss)                              $    586      $  1,895     $   (371)    $  4,474
                                                             ========      ========     ========     ========
              Weighted average common shares outstanding       12,390        12,201       12,376       11,417
              Dilutive common stock equivalents                    70           499           --          499
                                                             --------      --------     --------     --------
              Equivalent shares                                12,460        12,700       12,376       11,916
                                                             ========      ========     ========     ========

              Diluted net income (loss) per share            $    .05      $    .15     $   (.03)    $    .38
                                                             ========      ========     ========     ========

(4)  STOCK REPURCHASE PLAN

On June 28, 2000, the Company announced that its Board of Directors approved a stock repurchase plan. Under the plan, the Company is authorized to repurchase up to one million shares of its common stock. The extent to which the Company repurchases its shares and the timing of such purchases will depend upon market conditions and other corporate considerations. During the third quarter of 2000, the Company repurchased 65,000 shares of the Company's common stock under the plan. The shares were purchased at an average price of $4.37 per share, for a total purchase price of $284,000. The impact of the stock repurchase activity had no appreciable effect on earnings per share in the third quarter of 2000.

(5)  REVENUE RECOGNITION

The Company follows SOP 97-2, SOFTWARE REVENUE RECOGNITION (as amended by SOP 98-9). SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on vendor specific objective evidence ("VSOE") of the relative fair values of the elements. VSOE is determined by the price charged when the element is sold separately. The revenue allocated to hardware and software products generally is recognized when the hardware and software have been delivered and installed, the fee is fixed and determinable and the collectibility is probable. The revenue allocated to post contract customer support is consistent with fees charged for renewals and is recognized ratably over the term of the support. Revenue allocated to service elements is recognized as the services are performed.

(6)  FOREIGN CURRENCY TRANSLATION

The functional currencies of the Company's foreign subsidiaries are their respective local currencies. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using average rates prevailing during the period. Adjustments resulting from the translation of foreign currency financial statements were insignificant at December 31, 1999. As of September 30, 2000, cumulative foreign currency translation adjustments were included in the shareholders' equity section of the balance sheet.

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


                                                       Three Months Ended           Nine Months Ended
                                                          September 30,               September 30,
                                                        2000           1999        2000           1999
                                                   ------------   -----------   -----------    ---------
                                                                         (unaudited)
                 Net (loss) income                     $   586        $ 1,895       $  (371)       $ 4,474

                 Other comprehensive loss:
                   Foreign currency translation
                     adjustments                           (39)            --          (162)            --
                                                       -------        -------       -------        -------
                 Total comprehensive income (loss)     $   547        $ 1,895       $  (533)       $ 4,474
                                                       =======        =======       =======        =======

(8)  NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133, as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect SFAS No. 133 to have a material affect on its consolidated financial position or results of operations.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize and provides guidance for disclosures related to revenue recognition policies. The impact of SAB No. 101 will not have a material affect on the Company's consolidated financial position or results of operations.

In March 2000, the FASB issued FASB Interpretation No. 44,"Accounting for Certain Transactions Involving Stock Compensation" (" FIN No. 44"). FIN No. 44 further defines the accounting consequence of various modifications to the terms of a previously fixed stock option or award under APB Opinion No. 25. FIN No. 44 became effective on July 1, 2000, but certain conclusions in FIN No. 44 cover specific events that occur after December 15, 1998 or January 12, 2000. The Company does not expect FIN No. 44 to have a material affect on its consolidated financial position or results of operations.

(9)  CONTINGENCIES

Between June 22, 2000 and August 14, 2000, four purported class-action complaints were filed against the Company and certain of its officers in the United States District Court for the Southern District of Florida. The complaints allege that certain sections of the Securities Exchange Act of 1934 were violated. Management believes these actions are without merit and intends to defend them vigorously. At this point in time, it is not possible to quantify the potential range of loss to the Company.

In May 2000, one of the Company's clients discontinued its operations. Subsequently, on July 3, 2000 an involuntary bankruptcy proceeding was commenced against the client. A settlement has been approved but will not become final until November 13, 2000 unless a notice of appeal or a motion for re-hearing is filed prior thereto. Presently, the Company is uncertain that it will be able to collect its current receivables from the client and therefore set up an additional reserve on account of such receivables. If a notice of appeal or a motion for re-hearing is filed before the order is finalized, in connection with the bankruptcy proceeding, the Company may be required to return some portion of the payments received by it to the bankruptcy estate. The Company would vigorously oppose any attempt to obtain such reimbursement. At this point in time, it is not possible to quantify the potential additional loss, if any, to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company is a leading provider of mission-critical, enterprise-wide software solutions, and related hardware and services, to the direct commerce industry. The Company's clients in the direct commerce industry are traditional direct marketing companies and Internet-only retailers, as well as wholesalers, fulfillment houses and retailers with significant non-store sales channels. The Company's Ecometry family of software products are designed to automate non-store commerce activities, including advertising analysis, sales, telemarketing, ordering, merchandising, procurement, electronic and Internet commerce, warehousing, shipping, accounting and systems operation. The Ecometry products also provide managers and sales personnel with real-time operations, inventory and customer data to improve both management decision making and customer service.

The following table sets forth, for the periods indicated, the dollar and percentage changes of statement of operations items:

                                    Three Months Ended        Nine Months Ended     Change Three Months       Change Nine Months
                                       September 30,            September 30,     Ended September 30, 2000  Ended September 30, 2000
                                 -------------------------  --------------------- ------------------------  ------------------------
                                     2000          1999       2000         1999         $            %             $         %
                                 ------------  -----------  --------   ---------- ------------ ----------    ------------ ----------
Revenue:
  License fees and software sales  $  7,469      $  7,354   $ 18,548     $ 19,152   $    115         1.6%      $   (604)    (3.2)%
  Computer hardware sales             2,547         2,670      7,601        6,535       (123)       (4.6)         1,066     16.3
  Support                             2,466         2,090      7,033        5,523        376        18.0          1,510     27.4
  Services                            1,623         1,206      4,109        3,480        417        34.6            629     18.1
                                   --------      --------   --------     --------   --------      ------       --------   ------
         Total revenue               14,105        13,320     37,291       34,690        785         5.9          2,601      7.5
Cost of sales and services:
  License fees and software sales     2,440         2,217      7,295        5,545        223        10.0          1,750     31.6
  Computer hardware sales             2,233         2,096      6,267        4,837        137         6.6          1,430     29.6
  Support                             1,411         1,283      4,591        3,580        128        10.0          1,011     28.2
  Services                              907           866      2,698        2,468         41         4.7            230      9.4
                                   --------      --------   --------     --------   --------      ------       --------   ------
         Total cost of sales
            and services              6,991         6,462     20,851       16,430        529         8.2          4,421     26.9
                                   --------      --------   --------     --------   --------      ------       --------   ------
Gross margin                          7,114         6,858     16,440       18,260        256         3.7         (1,820)   (10.0)
Operating expenses:
  General and administrative          2,932         1,915      8,759        6,077      1,017        53.2          2,682     44.1
  Sales and marketing                 1,736         1,379      5,816        4,069        357        25.8          1,747     42.9
  Research and development            1,066           875      3,333        2,258        191        21.8          1,075     47.7
                                   --------      --------   --------     --------   --------      ------       --------   ------
         Total operating expenses     5,734         4,169     17,908       12,404      1,565        37.5          5,504     44.4
                                   --------      --------   --------     --------   --------      ------       --------   ------
Income (loss) from operations         1,380         2,689     (1,468)       5,856     (1,309)      (48.7)        (7,324)  (125.1)
Interest income, net                    638           492      1,798        1,035        146        29.7            763     73.5
                                   --------      --------   --------     --------   --------      ------       --------   ------
Income before income tax expense      2,018         3,181        330        6,891     (1,163)      (36.6)        (6,561)   (95.2)
 Income tax expense                  (1,432)       (1,286)      (701)      (2,417)       146        10.2          1,716     71.0
                                   ---------     --------   ---------    --------   --------      ------       --------   ------
Net income (loss)                  $    586      $  1,895   $   (371)    $  4,474   $ (1,309)      (69.1)%     $ (4,845)  (108.3)%
                                   ========      ========   ========     ========   ========      ======       ========   ======

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

LICENSE FEES AND SOFTWARE SALES. License fees and software sales accounted for approximately 53.0% of the Company's total revenue for the three months ended September 30, 2000. License fees and software sales consist of license fees for the installation of the Company's Ecometry software and related modules, license fees for third-party software, and additional user license fees, and software upgrades for its existing clients. License fees and software sales are based on the number of users and type and number of CPUs. Computer software license fees increased 1.6% during the three months ended September 30, 2000 compared to the same period in 1999. New client computer software sales increased 26.3% from $2.7 million for the three months ended September 30, 1999 to $3.5 million in 2000, and existing client computer software sales decreased 13.2%, from $4.6 million to $4.0 million for the same periods. The increase in new client software sales was due to a greater proportion of software license fees to the total new client system sales. Existing client computer software sales decreased due to fewer clients purchasing upgrades than during the third quarter of 1999.

COMPUTER HARDWARE SALES. Sales of computer hardware accounted for approximately 18.1% of the Company's total revenue for the three months ended September 30, 2000. Sales of computer hardware consist of sales of computer hardware systems and peripheral hardware components. Computer hardware revenue decreased 4.6% for the three months ended September 30, 2000, compared to the three months ended September 30, 1999. Computer hardware revenue relating to new client sales decreased 10.4% to $1.1 million for the three months ended September 30, 2000, compared to $1.2 million for the same period in 1999. Computer hardware upgrades were $1.4 million for the three months ended September 30, 2000 and September 30, 1999. Overall hardware sales were down for the three months ended September 30, 2000 as compared to the same period last year due to lower new customer hardware sales. This is primarily due to a lower proportion of hardware sales to the total new client system sales.

SUPPORT. Support revenue accounted for approximately 17.5% of the Company's total revenue during the three months ended September 30, 2000. Support revenue consists of fees for technical support services and updates for the Ecometry software, optional modules, and integrated third-party software utilities. Support revenue increased 18.0% during the three months ended September 30, 2000, compared to the three months ended September 30, 1999. The increase resulted from the addition of new clients during 1999 and 2000, as well as support fee increases related to software user license upgrades.

SERVICES. Services revenue accounted for approximately 11.5% of the Company's revenue for the three months ended September 30, 2000. Services revenue consists principally of revenue derived from consulting, custom programming, training, and web design. Services revenue increased 34.6% for the three months ended September 30, 2000 compared to the same period in 1999. This increase was due primarily to an expanded client base and increased demand for consulting and web design services.

TOTAL REVENUE. Total revenue increased 5.9% for the three months ended September 30, 2000. New client sales increased 14.9% to $4.6 million from $4.0 million for the three months ended September 30, 1999. The increase in new system sales revenue resulted primarily from larger customer contracts during the third quarter. Sales to existing customers decreased by 10.0% from $6.0 million to $5.4 million due to fewer system upgrades during the quarter ended September
30, 2000.

COST OF LICENSE FEES AND SOFTWARE SALES. Cost of license fees and software sales, which includes license fees for third-party software, installation and training salaries directly related to new software sales and subcontractor fees, increased 10.0% during the three months ended September 30, 2000, compared to the three months ended September 30, 1999. Cost of computer software as a percentage of software license fees increased to 32.7% from 30.1% for the three months ended September 30, 1999. These increases are due to higher personnel costs combined with increased third party software costs and lower margins on third party software.

COST OF COMPUTER HARDWARE SALES. Cost of computer hardware sales, which consists of purchases of computer hardware systems and peripheral hardware components, increased 6.6% for the three months ended September 30, 2000, compared to the same period in 1999. Cost of computer hardware as a percentage of computer hardware revenue was 87.6% and 78.5% for the three months ended September 30, 2000 and 1999, respectively. These increases are attributable to a change in the sales mix toward larger clients, which generate lower margins. The Company anticipates that future sales to larger companies will be at similar margins.

COST OF SUPPORT. Cost of support consists primarily of personnel costs associated with the support of the Company's software product and third-party computer software packages, and the cost of user documentation distributed to clients. Cost of support increased 10.0% for the three months ended September 30, 2000 from the same period in 1999. The increase was primarily due to an increase in support personnel necessary to meet the requirements of a growing client base. Cost of support as a percentage of support revenue decreased to 57.2% from 61.4% for the three months ended September 30, 2000 and 1999, respectively. This decrease is due to new client additions combined with increased efficiencies.

COST OF SERVICES. Cost of services, which consists of salaries for professional services employees, allocated salaries for training and programming personnel, and payments to outside contractors, increased 4.7% during the three months ended September 30, 2000, compared to the same period in 1999. Cost of services as a percentage of services revenue decreased to 55.9% for the three months ended September 30, 2000 from 71.8% for the same period in 1999. The decreased costs were primarily due to greater utilization of existing personnel.

TOTAL COST OF SALES AND SERVICES. Total cost of sales and services increased by 8.2% for the three months ended September 30, 2000, compared to the same period in 1999. The increase in total cost of sales and services is primarily attributable to higher personnel costs and lower margins on third party software and hardware components.

GENERAL AND ADMINISTRATIVE. General and administrative expenses include the cost of the Company's facility, finance, human resources, information services, and administrative functions. General and administrative expenses increased 53.2% for the three months ended September 30, 2000, compared to the same period in 1999. This increase was due to higher legal and professional fees, facility costs, communication expenses, travel expenses, increases to the provision for doubtful accounts, recruiting and relocation fees, and other costs associated with additional personnel. General and administrative expenses as a percentage of total revenue increased to 20.8% for the three months ended September 30, 2000 from 14.4% for the same period in 1999.

SALES AND MARKETING. Sales and marketing expenses include personnel costs, sales commissions related to sales and marketing of the Company's products and services, and the cost of advertising, public relations and participation in industry conferences and trade shows. Sales and marketing expenses increased by 25.8% for the three months ended September 30, 2000, compared to the same period in 1999. This increase resulted from additional personnel costs due to an expanded sales force, increased trade show expenses, travel expenses and expanded marketing, advertising, and public relations programs. Sales and marketing expenses as a percentage of total revenue increased to 12.3% for the three months ended September 30, 2000 from 10.4% for the three months ended September 30, 1999. Investments in sales and marketing activities are planned to continue in future periods.

RESEARCH AND DEVELOPMENT. Research and development expenses include costs associated with the development of new products. Such expenses consist primarily of employee salaries and benefits, consulting expenses (including amounts paid to subcontractors for development work), and the cost of development software and hardware. Research and development expenses increased 21.8% during the three months ended September 30, 2000 compared to the same period in 1999. This increase was primarily due to ongoing investment in the development of new and improved products. The Company expects to continue making significant investments in new and enhanced products in future periods.

INCOME FROM OPERATIONS. As a result of the foregoing factors, the Company's income from operations decreased by 48.7% for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999.

INTEREST INCOME, NET. Net interest income increased by 29.7% for the three months ended September 30, 2000, compared to the same period in 1999. The increase was due to higher interest rates earned on cash reserves.

INCOME TAX EXPENSE. The effective income tax rate for the three months ended September 30, 2000 was 71.0% compared to 40.4% for the second quarter of 1999. The effective income tax rate differs from the federal statutory rates because of the following: (i) the effect of state income taxes and (ii) the full valuation of net losses of foreign subsidiaries. Also, effective rates vary between periods because of the differing effects the net income and losses of foreign subsidiaries have on income before income taxes. The primary reason for the high effective tax rate resulted from an increase in estimated operating losses from the Company's United Kingdom subsidiary that currently cannot be utilized to reduce income tax expense.

NET INCOME. As a result of the above factors, the Company's net income decreased by 69.1% for the three months ended September 30, 2000 compared to the same period in 1999.


NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

LICENSE FEES AND SOFTWARE SALES. Sales of license fees and software sales accounted for approximately 49.7% of the Company's total revenue for the nine months ended September 30, 2000. License fees and software sales decreased 3.2% during the nine months ended September 30, 2000 compared to the same period in 1999. This decrease is attributable to a decrease in Ecometry software sales to new and existing clients, offset by increased sales of Ecometry Online software and Module software and third party software embedded in the Company's products to new and existing clients. New client computer software sales were $8.6 million for both the nine months ended September 30, 2000 and September 30, 1999. Computer software upgrades decreased by 5.2% from $10.5 million to $10.0 million for the same periods primarily due to fewer clients purchasing additional user licenses.

COMPUTER HARDWARE SALES. Sales of computer hardware accounted for approximately 19.6% of the Company's total revenue for the nine months ended September 30, 2000. Computer hardware revenue increased 16.3% for the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999. Computer hardware revenue relating to new client sales decreased 16.3% for the nine months ended September 30, 2000, compared to the same period in 1999. The decrease is primarily due to a lower proportion of hardware sales to the total system sales. Computer hardware upgrades increased by 54.1% for the nine months ended September 30, 2000, compared to the same period in 1999. The increase in 2000 was attributable to upgrades from an expanded client base and several of the Company's clients performing major system upgrades.

SUPPORT. Support revenue accounted for approximately 18.9% of the Company's total revenue during the nine months ended September 30, 2000. Support revenue increased 27.4% during the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999. The increased support revenue resulted from the addition of new clients during 1999 and 2000, as well as, support fee increases related to software user license upgrades.

SERVICES. Services revenue accounted for approximately 11.0% of the Company's revenue for the nine months ended September 30, 2000. Services revenue increased 18.1% during the nine months ended September 30, 2000 compared to the same period in 1999. This increase was due to greater client demand for web design, consulting, implementation, custom programming and training services.

TOTAL REVENUE. Total revenue increased 7.5% for the nine months ended September 30, 2000, compared to the same period in 1999. New client sales decreased 5.1% to $11.4 million from $12.0 million for the nine months ended September 30, 1999. Revenue from client system and component upgrades increased by 7.8% to $14.8 million for the nine months ended September 30, 2000, compared to $13.7 million for the same period in 1999 due to an expanding client base and increased sales efforts directed toward existing clients.

COST OF LICENSE FEES AND SOFTWARE SALES. Cost of computer software increased 31.6% during the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999. The increase is attributable to the additional costs of training and installation personnel and third party software components. Cost of computer software as a percentage of software license fees increased to 39.3% from 29.0% for the nine months ended September 30, 1999. The increase is due to the aforementioned reasons as well as lower margins on third party software sales during the nine months ended September 30, 2000.

COST OF COMPUTER HARDWARE SALES. Cost of computer hardware increased 29.6% for the nine months ended September 30, 2000, compared to the same period in 1999. This increase to hardware cost is related to the 16.3% increase in computer hardware revenue for the nine months ended September 30, 2000 compared to the same period in 1999. Cost of computer hardware as a percentage of computer hardware revenue was 82.5% and 74.0% for the nine months ended September 30, 2000 and 1999, respectively. This increase is due primarily to greater sales to existing clients and a change in the sales mix toward larger clients, which generate lower margins. The Company anticipates that future sales to larger customers will generate lower margins on hardware sales.

COST OF SUPPORT. Cost of support increased 28.2% for the nine months ended September 30, 2000 from the same period in 1999. The increase was due to an increase in support personnel necessary to meet the requirements of the growing client base. Cost of support as a percentage of support revenue increased to 65.3% for the nine months ended September 30, 2000 from 64.8% for the same period in 1999.

COST OF SERVICES. Cost of services increased 9.4% during the nine months ended September 30, 2000, compared to the same period in 1999. The increase was due to lower margins on third party software and computer hardware sales, higher personnel costs, the greater use of outside contractors to meet increased demand.

TOTAL COST OF SALES AND SERVICES. Total cost of sales and services increased by 26.9% for the nine months ended September 30, 2000, compared to the same period in 1999. The increase in total cost of sales and services is attributable to lower margins on third party software and computer hardware sales and higher personnel costs.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 44.1% for the nine months ended September 30, 2000, compared to the same period in 1999. This change was due to increases to the Company's provision for doubtful accounts, including a provision for one of the Company's clients that discontinued its operations, facility costs, legal and professional fees, travel expenses, and other costs associated with additional personnel.

SALES AND MARKETING. Sales and marketing expenses increased by 42.9% for the nine months ended September 30, 2000, compared to the same period in 1999. This increase resulted from additional personnel costs, increased trade show expenses, and expanded marketing and advertising programs, public relations and costs associated with the Company's user conference. Investments in sales and marketing activities are planned to continue in future periods.

RESEARCH AND DEVELOPMENT. Research and development expenses increased 47.7% during the nine months ended September 30, 2000, compared to the same period in 1999. This increase was primarily due to improvements to existing products and ongoing development of new products. The Company expects to continue making significant investments in new and enhanced products in future periods.

(LOSS) INCOME FROM OPERATIONS. As a result of the foregoing factors, the Company's income from operations decreased 125.1% for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999.

INTEREST INCOME, NET. Net interest income, which includes interest income on available cash and interest expense associated with the $12.0 million aggregate principal amount of Convertible Debentures, increased by 73.5% for the nine months ended September 30, 2000, compared to the same period in 1999. The increase in income was due to higher interest rates earned on available cash and the fact that the Company is no longer accruing interest on the Convertible Debentures, which were converted on January 29, 1999, concurrent with the closing of the Company's initial public offering. Interest expense for the nine months ended September 30, 1999 was $165,000.

INCOME TAX EXPENSE. The effective tax rate for the nine months ended September 30, 2000 was 212.4% compared to 35.1% for the first nine months of 1999. The effective income tax rate differs from the federal statutory rates because of the following: (i) the effect of state income taxes; (ii) the full valuation of net losses of foreign subsidiaries; and (iii) the set up of the beginning deferred tax assets. The tax rate was reduced in 1999 due to a one-time tax benefit of $330,000, which resulted from the Company recording its beginning deferred tax assets in connection with the Company becoming a C Corporation as of January 1, 1999. Also, effective rates vary between periods because of the differing effects the net income and losses of foreign subsidiaries have on income before income taxes. The primary reason for the high effective tax rate resulted from an increase in estimated operating losses from the Company's United Kingdom subsidiary that currently cannot be utilized to reduce income tax expense.

NET (LOSS) INCOME. As a result of the above factors, the Company's net income decreased by 108.0% for the nine months ended September 30, 2000 compared to the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, the Company's primary sources of liquidity consisted of cash and cash equivalents totaling $38.0 million.

The Company's operating activities used cash for the nine months ended September 30, 2000 in the amount of $809,000 and provided cash in the amount of $1.4 million for the same period in 1999. The decrease in cash provided was primarily due to lower income from operations during the nine months ended September 30, 2000.

Cash used in investing activities was approximately $1.7 million and $877,000, for the nine months ended September 30, 2000 and 1999, respectively. This cash was used for capital expenditures, which relate primarily to purchases of computers, printers and software to support the Company's operations, as well as furniture, fixtures and leasehold improvements. Capital expenditures increased significantly during the first nine months of 2000 due to expenses associated with a material expansion of existing facilities. The Company expects its purchases of property and equipment will increase as its employee base grows.

For the nine months ended September 30, 2000, cash provided by financing activities totaled $1.3 million, which consisted primarily of proceeds from employee stock option exercises. This was slightly offset by the repurchase of 65,000 shares of the Company's common stock during the third quarter of 2000. The shares were purchased at an average price of $4.37 per share, for a total purchase price of $284,000. Cash provided by financing activities totaled $38.7 million for the nine months ended September 30, 1999, which consisted of proceeds received from the Company's initial public offering and the underwriters' option to purchase additional shares, employee stock option exercises and income tax benefit relating to the stock option exercises, offset by repayment in full of the $12.0 million aggregate principal amount of Convertible Debentures and associated interest.

As of September 30, 2000, the Company had working capital of approximately $43.2 million as compared to working capital of approximately $42.1 at September 30, 1999. At this time, the Company cannot reasonably estimate the ultimate loss, if any, related to these actions and, therefore, the Company has not recorded an accrual for loss as of September 30, 2000.

As described elsewhere in this form 10-Q under "Legal Proceedings," the Company is party to various legal proceedings including class action lawsuits and an involuntary bankruptcy proceeding by one of its customers. With respect to the class action lawsuits, management believes these class actions are without merit and intends to defend these lawsuits vigorously. At this time, the Company cannot reasonably estimate the ultimate loss, if any, related to these class actions and, therefore, the Company has not recorded an accrual for loss as of September 30, 2000. A loss in this litigation may have a material adverse effect on the Company's results of operations and financial condition.

With respect to the bankruptcy of one of the Company's customers, since management does not believe that it will be able to collect its current receivables from the customer, management has recorded a loss reserve for such receivables. Management may be required to increase this reserve if the settlement described under "Legal Proceedings" is not finalized and the Company is required to return some portion of the payments received by it to the bankruptcy estate. The Company would vigorously oppose any attempt to obtain such reimbursement. At this point in time, it is not possible to quantify the potential additional loss, if any, to the Company.

In June 2000, the Company announced a stock repurchase plan, under which it was authorized to purchase up to one million shares of its common stock. To date the Company has repurchased 65,000 shares totaling to $284,000. The Company does not believe any purchases under the plan will affect its ability to fund operations.

Management believes that it has adequate cash to finance operations in the foreseeable future.

FORWARD LOOKING STATEMENTS

Certain matters discussed in this Form 10-Q may be "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, including but not limited to statements related to plans for future business development activities, anticipated costs of revenue, margins, product mix and service revenues, research and development and selling, general and administrative activities, liquidity and capital needs, resources and the outcome of legal proceedings involving the Company. Such forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Factors that may cause actual future events to differ materially from our forward-looking statements include, but are not limited to the following:

         - the unpredictability of revenues due to the large dollar amounts of the Company's individual license transactions and the lengthy and unpredictable sales cycles for these transactions;
         - the Company's dependence on the development, introduction and client acceptance of new and enhanced versions of the Ecometry software products;
         - the Company's ability to control costs, including costs associated with the expansion of the Company's sales force and infrastructure and increased research and development expenses;
         -        the Company's dependence on new product development;
         - uncertainties regarding the outcome of pending class action litigation against the Company and the bankruptcy of one of the Company's customers;
         - the Company's reliance on a combination of trade secrets, copyright and trademark law, nondisclosure agreements and technical measures to protect its proprietary technology;
         - the Company's ability to sell its products in new markets within the direct commerce industry;
         - the Company's dependence on proprietary technology licensed from third parties;
         - the Company's ability to continue to resell a variety of hardware and software developed and manufactured by third parties;
         - the Company's ability to maintain margins on the sale of hardware and software developed and manufactured by third parties;
         - significant competition in the software and direct industry and competitive pricing for the Company's products;
         -        customer concentration;
         - fluctuations in demand for the Company's products which are dependent upon the condition of the software and direct commerce industries;
         -        the Company's ability to collect receivables; and
         - other risks and uncertainties described in the Company's prospectus dated January 29, 1999, Forms 10-K and 10-Q and other documents filed with the Securities and Exchange Commission.

In light of these risks and uncertainties, the forward-looking events discussed in this Form 10-Q might not occur. The Company undertakes no obligation to publicly update or revise any forward-looking statements contained in this Form 10-Q.

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

Between June 22, 2000 and August 14, 2000, four purported class-action complaints were filed against the Company and Messrs. Gary G. Hegna, Martin K. Weinbaum, Allan Gardner and Wilburn Smith, officers of the Company, in the United States District Court for the Southern District of Florida.

All four complaints are substantially similar and allege, among other things, that the Company made material misrepresentations and omissions regarding the Company's future revenues, growth, expenditures, and whether its reserve for doubtful accounts complied with Generally Accepted Accounting Principles. The complaints allege that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 thereunder by making untrue statements or omitting to state material facts in connection with purchases of Company common stock by the plaintiffs and others in the purported class from October 27, 1999 through June 16, 2000, and that the defendants violated Section 20(a) of the Exchange Act through the same conduct by virtue of their allegedly being "controlling persons" of the Company. The Complaints generally seek, among other things, certification as a class and an award of damages in an amount to be determined at trial.

The defendants have been served with each complaint, but have not yet responded to any complaint. On September 11, 2000 the court consolidated all four actions, and appointed four individuals to serve as "lead plaintiffs." Plaintiffs are required to serve an amended and consolidated complaint no later than November 20, 2000. Discovery in this action has not yet commenced and will be stayed pursuant to statute based on the filing of a motion to dismiss, which stay would be lifted in the event that the court denies such motion to dismiss.

Management believes these actions are without merit and intends to defend them vigorously. At this time, the Company cannot reasonably estimate the ultimate loss, if any, related to these actions and, therefore, the Company has not recorded an accrual for loss as of September 30, 2000.

In May 2000, one of the Company's clients discontinued its operations. Subsequently, on July 3, 2000 an involuntary bankruptcy petition for relief was commenced by certain creditors against the client. The Company and its Committee of Unsecured Creditors have negotiated a settlement for the dismissal of the Involuntary Bankruptcy petition, in exchange for which the Company's client and its creditors will, among other things, release each other from any and all other claims that each may have against the other. In addition to the releases, the Company's client will dedicate certain segregated funds in the total amount of $2.7 million to be distributed to all of the holders of allowed, undisputed, uncontingent, and liquidated unsecured claims, which according to the Company's client, will total approximately $12.5 million. From these amounts it is estimated that the holders of such claims will receive a distribution of approximately 20%. The order approving the settlement was entered on November 2, 2000 and will not become final until November 13, 2000, unless a notice of appeal or a motion for re-hearing is filed prior thereto. At most, the Company will be able to recover a maximum estimated amount of 20% of its current receivables from the client, and therefore set up an additional reserve on account of such receivables. If a notice of appeal or a motion for re-hearing is filed before the order is finalized, the settlement dismissed herein may not be enforceable or binding upon the parties. Thus, in connection with the bankruptcy proceeding, the Company may be required to return some portion of the payments received by it to the bankruptcy estate. The Company would vigorously oppose any attempt to obtain such reimbursement. At this point in time, it is not possible to quantify the potential additional loss, if any, to the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On January 29, 1999, the Company's Registration Statement on Form S-1, File No. 333-63125, relating to the Company's initial public offering was declared effective by the SEC. As of November 10, 2000, the proceeds of the offering have been used as follows: (i) to redeem in full the Company's outstanding Redeemable Participating Preferred Stock ($12.0 million) and (ii) to repay accrued interest related to the Convertible Debentures ($4.7 million). Management expects that the balance of the net proceeds of the offering will be utilized to finance potential future acquisitions and for general corporate purposes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         (27) Financial Data Schedule

(b)      Reports on Form 8-K:

The Company filed a Report on Form 8-K dated July 3, 2000, which included a copy of a press release announcing the Company's preliminary expectations for the second fiscal quarter ending June 30, 2000. The Company anticipated revenue in the range of $9 million to $11 million, compared to $12.3 million in the second quarter of 1999. The Company also anticipated reporting a loss per share in the range of $.13 to $.16 compared to net income of $.12 per share for the second quarter of 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 10, 2000                 SMITH-GARDNER & ASSOCIATES, INC.

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