Form 10-K405
period 2000-12-31
ECOMETRY CORP
filed 2001-03-16
CIK 935322

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

            CHAPTER A FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

    [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                         COMMISSION FILE NUMBER 0-25297
                              ECOMETRY CORPORATION
             (Exact name of registrant as specified in its charter)

                     FLORIDA                            65-0090038
         (State or Other Jurisdiction of             (I.R.S. Employer
          Incorporation or Organization)            Identification No.)

           1615 SOUTH CONGRESS AVENUE,                  33445-6368
              DELRAY BEACH, FLORIDA                     (Zip Code)
     (Address of Principal Executive Offices)

      (Registrant telephone number, including area code):  (561) 265-2700

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

        COMMON STOCK, $.01 PAR VALUE PER SHARE (NASDAQ NATIONAL MARKET)
                             (Title of each Class)

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    As of March 2, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $15,103,916 based on the closing price on that date of $1.875 per share. As of that date, there were 12,381,122 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The information required by Items 10, 11, 12 and 13 of Part III of this Form 10-K is incorporated by reference to the Definitive Proxy Statement of the Company relating to the 2001 Annual Meeting of Shareholders.

     Certain exhibits listed in Part IV of this Form 10-K are incorporated by reference from prior filings made by the registrant under the Securities Act of 1933, as amended.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     ECOMETRY CORPORATION AND SUBSIDIARIES

                           ANNUAL REPORT ON FORM 10-K

                                     INDEX

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
                                    PART I
Item 1.   Business....................................................     1
Item 2.   Properties..................................................    20
Item 3.   Legal Proceedings...........................................    20
Item 4.   Submission of Matters to a Vote of Security Holders.........    21

                                   PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    22
Item 6.   Selected Financial Data.....................................    23
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    25
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................    34
Item 8.   Financial Statements and Supplementary Data.................    34
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................    34

                                   PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................    35

                                     PART I

     This report contains or incorporates by reference forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include information concerning the financial condition, results of operations, plans, objectives, future performance and business of Ecometry Corporation and its subsidiaries (the "Company" or "Ecometry Corporation"), formerly known as Smith-Gardner & Associates, Inc. The Company changed its name to Ecometry Corporation in December 2000. The Company includes forward-looking statements in descriptions of future earnings and cash flows, anticipated capital expenditures and management's strategies, plans and objectives. Statements preceded by, followed by or that include the words "believes," "expects," "anticipates" or similar expressions are generally considered to be forward-looking statements. Forward-looking statements involve both known and unknown risks and uncertainties and actual results or performance may therefore differ materially from the expected results or performance expressed or implied by the forward-looking statements.

ITEM 1.  BUSINESS

GENERAL

     The Company is a leading provider of enterprise software solutions and services to the multi-channel commerce industry. The Company's clients include direct marketing and catalog companies, retailers and manufacturers with significant direct sales channels, Internet-only companies and fulfillment houses. The Company's Ecometry family of software products ("Ecometry Retail Enterprise" or "Ecometry") is designed to automate multi-channel commerce activities, including marketing, advertising analysis, sales, telemarketing, ordering, customer services, merchandising, procurement, electronic and Internet commerce, supply chain management, warehousing, shipping, accounting and systems operation. Ecometry Retail Enterprise also provides managers and sales personnel with real-time operations, inventory and customer data to improve both management decision making and customer service.

     Since its inception in 1988, management of the Company has concentrated on providing software-based systems and services to leading direct marketing companies and to retailers and manufacturers with significant direct sales channels. By focusing on this market, management believes that the Company has been able to develop significant industry expertise that has been incorporated in the functionality of the Company's products and services. The Ecometry Commerce Engine offers over 3,000 functional options, the ability to process up to 300,000 transactions per day and is used primarily by companies with high-volume direct sales operations. Ecometry Retail Enterprise, the Company's end-to-end retail commerce solution, is a highly scalable system that enables real-time interactive customer ordering and customer services, and automates the processing of front and back-office functions for companies selling products through all direct sales channels.

     The Company's Ecometry Retail Enterprise Solution is used by more than 300 clients located primarily in North America and Europe. Ecometry Corporation's client base includes companies such as Nordstrom, RedEnvelope.com, Lego, Nine West, Brookstone, Egghead.com, KBkids.com, Hickory Farms, MicroWarehouse, QVC Network and Time Life.

     The Company was incorporated as a Florida corporation in 1988. The Company's principal offices are located at 1615 South Congress Avenue, Delray Beach, Florida 33445-6368 and the telephone number at that location is (561) 265-2700.

INDUSTRY BACKGROUND

     Prior to the emergence of the multi-channel commerce industry, the direct sales industry principally consisted of companies engaged in marketing and selling their products and services through traditional direct marketing channels, such as catalogs, direct mailings, print ads, telemarketing, television or radio. Typically, the selling process involved marketers contacting and soliciting potential customers through these traditional direct marketing channels. Those customers ordered their products by mail, paid by check and received purchased products by carrier thereafter. This process normally took four to six weeks due to lengthy processing times and slow delivery via postal service. As the direct sales industry matured, the sales process evolved to include toll-free telephone numbers for ordering and customer service, faster delivery methods and customers' increasing preference to pay by credit card. Until the mid 1980s, the direct sales industry remained dominated by companies selling exclusively through traditional direct marketing channels.

     In the 1990's, many companies selling exclusively through traditional direct marketing channels achieved significant success due to their ability to address growing customer demand for greater convenience and more personalized service. As a result, many retailers who had previously sold only through retail outlets entered the direct sales industry. Examples of such retailers include Macy's, Bloomingdale's, Nordstrom and Saks Fifth Avenue, which market and sell their products through retail outlets as well as catalogs and direct mailings. The advantages of direct sales for retailers include an increased ability to target existing clients, provide better customer service and decrease their costs of operations.

     With the emergence and acceptance of the Internet as a business-to-business and business-to-consumer sales channel and the rapid growth in interactive Internet commerce, the direct sales industry has expanded to include a much broader range of companies. In addition to traditional direct marketing efforts, direct sales over the Internet have become a new, important sales channel for a wide range of companies who traditionally relied predominantly on in-store sales, large in-house direct sales organizations, independent distributors, or person-to-person solicitation. The growth in interactive Internet commerce coupled with increasing competition among retailers and marketers have significantly increased the use of direct marketing and sales strategies and have greatly expanded the range of marketers and retailers deploying such strategies. This new multi-thronged sales approach to retailing, referred to as multi-channel commerce, is being quickly adopted by companies who have previously sold through single channels.

THE MULTI-CHANNEL COMMERCE INDUSTRY TODAY

     The multi-channel commerce industry encompasses companies selling products to customers through direct channels, such as catalogs, direct mail, TV infomercials, radio, print ads, outbound telemarketing, the Internet and other direct sales based channels, in addition to traditional in-store sales. According to the Direct Marketing Association ("DMA"), U.S. sales revenue attributable to the direct sales channel was estimated to reach more than $1.7 trillion in annual sales for the year 2000.

     According to the DMA, the fastest growing segment within the direct sales industry is interactive marketing over the Internet. Companies using this marketing channel distribute advertising over the Internet via Web sites or paid advertisements on targeted third-party sites or browsers and frequently offer customers the convenience of purchasing merchandise directly through Internet commerce applications. In 2000, $2.8 billion was forecasted by DMA in expenditures for interactive marketing and it is expected to grow by 38% annually to reach $13.8 billion in 2005. Sales revenue that results from interactive media expenditures was expected by DMA to reach $24.2 billion in 2000. Online direct marketing sales are expected by DMA to grow annually by 41.3 % to reach $136.4 billion in 2005. As in other areas of direct marketing, projected sales growth rates for the next five years are much higher than projected growth rates for interactive marketing expenditures.

THE MULTI-CHANNEL COMMERCE SOFTWARE MARKET

     As a result of the growth in Internet commerce and the increased use of other direct sales channels, many marketers are expanding to a multi-channel sales strategy and need to enhance their information technology solutions to accommodate the direct sales business model. The Company believes that such companies seek information technology solutions that can help them effectively manage their customer database, order flow from web pages and other sales channels while simultaneously centralizing and automating their front and back-office operations and managing all aspects of their multi-channel sales operations. These solutions must be able to integrate seamlessly with the other systems or applications that these companies currently use, and must enable real-time information flow to help managers target potential customers, analyze sales and product strategies, enhance and access customer service records and synchronize key data. Multi-channel retailers require systems that are flexible and that support innovative new marketing initiatives and methods of operation, which may be implemented in the future. Since certain direct sales segments, particularly the

Internet commerce segment, are growing rapidly, multi-channel commerce systems must also be highly scalable and efficient.

     Current technology alternatives for companies with multi-channel commerce operations are typically comprised of general purpose or retail-oriented enterprise resource planning ("ERP") software and electronic commerce add-on applications without real-time access to enterprise databases. This technology solution is prevalent among companies that traditionally sell through wholesalers, distributors, in-house sales forces or retail outlets. Another common technology alternative consists of point solutions targeted to Internet commerce, but with limited breadth and depth of functionality. These point solutions tend to be difficult to use and do not help managers access and leverage the enterprise knowledge residing in company databases. In-house technology solutions are also common in the multi-channel commerce industry, especially among larger companies. These in-house solutions are typically expensive to develop, modify and maintain and require a sophisticated in-house software development staff. Also, technology development is typically not the core strength of the company, and in-house software often lacks the vision and perspective to keep up with technological change. As a result, management of the Company believes that a significant opportunity exists for third-party technology providers to offer enterprise-wide, best-of-breed software solutions designed specifically for multi-channel commerce.

THE ECOMETRY CORPORATION SOLUTION

     The Company's cornerstone software solution is Ecometry Retail Enterprise, a fully integrated, enterprise-wide, mission-critical, multi-channel commerce software suite which includes its award-winning systems previously known as MACS and WebOrder. The software suite helps managers of multi-channel commerce companies operate their businesses more effectively and efficiently by automating operations and making available real-time information relating to nearly every facet of these companies' operations. The solution incorporates analytical tools, best-of-breed methodologies, in-depth functionality and enterprise-wide information flow. The Company also provides extensive customer support services, custom development and integration services as well as web design, consulting, installation and training.

     Ecometry Online (previously known as WebOrder) provides a real-time interactive Internet commerce solution within the Ecometry suite. Ecometry Online, first installed in November 1997, positions the Company to benefit from the strong growth in the Internet commerce segment of the multi-channel commerce industry. Ecometry Online provides real-time customer access to inventory availability, order status and customer service functions. Ecometry Online enables Internet marketers to effectively manage order flow from Web pages and other direct sales channels while simultaneously integrating marketing, sales and back-office operations.

     The Company's Ecometry International product offers a solution targeted at multi-channel commerce companies based abroad. Ecometry International is specifically designed to address issues that are unique to these companies, such as value-added tax requirements, multiple currencies, international document formats, local banking and shipping carrier interfaces, and different mailing and address formats.

     The Company's solutions are designed to provide its clients with the following benefits:

          Fully Integrated and Highly Functional Solutions. Ecometry supports all of the major areas of multi-channel commerce including marketing, advertising analysis, merchandising, sales, purchasing, accounting, telemarketing, ordering, customer service, electronic and Internet commerce, supply chain management, warehousing, shipping, production and systems operation. The solution enables real-time information flow that supports marketing and database analytics and sophisticated management reports. Ecometry also eliminates potential errors arising from the maintenance of multiple unsynchronized databases. In addition to approximately 3,000 standard features, the Company's software solutions offer approximately 1,500 customization options and enable its users to tailor this solution to their changing business needs and processes without disrupting the underlying data model and interrupting the business.

          Versatility and Open Technology Environment. The Ecometry solutions use open technology and readily integrate with many third-party systems and software applications. Ecometry Online resides on front-end web servers and runs on Unix, Linux and NT platforms. Ecometry Commerce Engine resides on back-end servers and runs on HP3000, Unix, and NT platforms. The solution is ODBC compliant, which enables the exchange of data with other common computing platforms used by manufacturers and retailers, such as IBM's AS400 and various other systems. Ecometry has been successfully integrated with software solutions provided by third-party vendors such as Island Pacific, Manhattan Associates, PeopleSoft and Great Plains. We believe the entire multi-channel commerce market can be addressed by Ecometry's present platforms.

          High Volume Internet Commerce Capability. Ecometry Online provides an Internet commerce solution, which incorporates the scalability and functionality of its proven Ecometry Commerce Engine and can accommodate the Internet commerce requirements of very large retailers. Ecometry Online enables traditional retailers, manufacturers, and catalogers to add a high volume Internet commerce channel to their marketing and sales activities.

          Processing Scalability and Reduced Operating Costs. Ecometry enables companies to process up to 300,000 orders per day, minimize overhead costs, enhance decision support and data analytics, improve the efficiency and quality of customer services and streamline overall operations. Ecometry can also reduce the operating costs that would otherwise be associated with the ongoing maintenance and updating of legacy, batch and mainframe systems.

STRATEGY

     The Company's objective is to become the world's leading provider of software solutions to the multi-channel commerce industry. The Company's strategies to achieve this objective include the following:

          Capitalize on Multi-Channel Commerce Growth. The Company intends to continue to expand its marketing and sales of Ecometry Retail Enterprise to traditional retailers and manufacturers as well as direct marketing and catalog companies who are selling to their customers across multiple touch points, such as websites, mobile wireless devices, stores, call centers and online trading exchanges. Ecometry offers a sophisticated, highly scalable technology solution for multi-channel commerce activities providing a single view of the customer across each customer interaction channel. With the emergence of the Internet as the fastest growing sales and service medium of the retail industry and the growing need for retailers to be more competitive, companies are rapidly adopting multi-channel sales and service strategies.

          Develop New Product Offerings. The Company is expanding its product line with new complementary front-end modules that are designed to be integrated with Ecometry. One such product offering, released in April 2000, is E-Mail Executive, an online e-mail management system that intelligently routes and responds to incoming customer e-mails. E-Mail Executive is fully integrated with the Ecometry database of product information and customer order history. Additionally, the history of e-mail correspondence is centrally maintained and viewable by call center representatives. The Company believes that E-Mail Executive is one of its many new software modules that allow multi-channel retailers to increase sales, improve customer service and maintain customer loyalty.

          Deploy Product Offerings Across New Platforms. The Company completed development of its Ecometry solutions on the Unix platform in 2000 and will be focused on deploying it at client sites in early 2001. Additionally, the Company released an updated version of its NT product that incorporates all the features and functions of the HP3000-based product with the exception of a built-in General Ledger and Accounts Payable system. With Ecometry available on the HP3000, Unix and NT platforms, the company believes it can now address a broader market.

          Extend Product Offerings With Strategic Alliances. The Company seeks to increase its business development activities and further extend its product line through partnerships with companies offering best of breed solutions. The Company established a formal Business Alliance Program in 2000 targeted at establishing new strategic technology and service partners to maximize lead generation opportunities and to further enhance Ecometry software and services.

          Develop Global Markets. The Company seeks to further develop its international presence and sales. The Company opened offices in the United Kingdom and Australia in mid-1997 and has since added approximately 50 employees to its international operations. Although the Company intends to close its operation in Australia in 2001, it will continue to leverage its strong domestic presence to increase its sales in international markets, particularly in Europe.

          Increase Sales to Existing Clients. In 2001, the Company's sales team intends to build on the momentum in 2000 for selling optional product modules to its existing clients. Optional modules such as Predictive Response, Computer Telephony Integration (CTI), Inventory Forecasting, E-Mail Executive and other new modules planned for release in 2001 are examples of the optional modules expected to be marketed to existing and new clients.

          Expand Direct Sales Force. In 2000, the Company expanded and restructured its sales organization with new direct sales executives and technical sales support consultants. Additionally, regional sales executives were assigned account management responsibilities for existing clients in their territory in order to get closer to the Company's customers and maximize client add-on sales opportunities. The Company will continue to evaluate the need to increase the size of its sales force in order to penetrate its expanded market opportunity.

          Expand Service Offerings. The Company's consulting and service offerings are critical components of its client-driven solution. The Company intends to continue to expand its comprehensive consulting and client support services to facilitate the timely installation, implementation and effective utilization of its products.

          Pursue Strategic Opportunities. The Company believes that the market for software which automates multi-channel commerce operations is highly fragmented and rapidly evolving, with many new product introductions and many large and small industry participants. These factors may create the opportunity to effect strategic transactions, including acquisitions, alliances or other partnerships, in order to increase the breadth of the Company's product offerings, establish new sales and marketing channels and exploit evolving market opportunities. While the Company presently has no commitments to effect any such transactions, it intends to pursue such opportunities in order to enhance further its competitive position as the marketplace evolves.

PRODUCTS

     The Ecometry family of products offers an integrated, flexible, modular solution for front and back-office operations, decision support analytics, Internet commerce marketing and transaction processing functionality. The first version of the Ecometry Commerce Engine (previously known as MACS) was installed in 1990. In 1997, the Company released a new Internet-based solution called Ecometry Online (previously known as WebOrder). Together, the Ecometry Commerce Engine and the Ecometry Online module, make up the Ecometry suite of applications. Also part of the Ecometry family of products is Ecometry International, which was designed to accommodate specific European business requirements and was introduced by the Company in January 1998.

     The following chart summarizes the core Ecometry products and typical users:

PRODUCT                             DESCRIPTION OF FUNCTIONS         TYPICAL USERS
-------                             ------------------------         -------------
Ecometry Retail Enterprise........  Fully integrated,                Companies selling through
                                    enterprise-wide, multi-channel   multiple channels including
                                    commerce solution that           Direct Marketing companies,
                                    automates all major functional   Retailers and Manufacturers
                                    areas for companies selling      with daily transaction volumes
                                    through the Internet, retail     of up to 300,000.
                                    stores, catalogs, direct mail,
                                    telemarketing, print ads, mail,
                                    television, radio and other
                                    direct sales channels; includes
                                    over 3,000 functions
                                    encompassing marketing,
                                    advertising, sales,
                                    merchandising, purchasing,
                                    accounting, shopping cart and
                                    taking orders, customer
                                    services, warehousing,
                                    shipping, production and
                                    systems operation; providing
                                    real-time management
                                    information for each functional
                                    area.
Ecometry International............  Ecometry International           International-based
                                    (previously known as EuroMACS)   multi-channel retailers,
                                    accommodates the needs of        including Direct Marketing
                                    multi-channel retailers located  Companies, Retailers and
                                    abroad in areas relating to      Manufacturers with daily
                                    value-added tax requirements,    transaction volumes of up to
                                    international mailing address    300,000.
                                    formats, and interfacing with
                                    international shipping carriers
                                    and banking institutions.

     The prices of Ecometry Retail Enterprise and Ecometry International range from $80,000 to more than $5 million, depending on the number of users and CPUs required.

     In addition to the core products incorporated into Ecometry Retail Enterprise, there are a number of optional modules available to Ecometry clients. The following chart summarizes the functions and benefits of the more widely used optional modules:

MODULE                              DESCRIPTION OF FUNCTIONS         BENEFITS
------                              ------------------------         --------
Point of Sale.....................  Interfaces real-time with the    Enables companies to run a
                                    catalog/Internet customer and    store and direct sales company
                                    order database and facilitates   via one centralized database.
                                    the display of separate store
                                    inventories; provides cash
                                    register processing and
                                    optional drop shipping of
                                    unavailable items.
Knowledge Center..................  Provides access to marketing     Assists clients in increasing
                                    and merchandising information    profitability and provides
                                    to facilitate real-time          clients a competitive business
                                    decision support needs.          advantage.

MODULE                              DESCRIPTION OF FUNCTIONS         BENEFITS
------                              ------------------------         --------
Assembly..........................  Facilitates the procurement of   Enables companies to run light
                                    raw materials and creates bills  manufacturing operations.
                                    of materials to track assembly
                                    process; tracks costs of
                                    assembly (including labor and
                                    machine time) and forecasts
                                    demand for raw materials.
Continuity........................  Enables negative option-type     Streamlines operations of
                                    promotions and facilitates       companies that sell books,
                                    monthly club programs, customer  records, videos and other
                                    maintenance procedures and       continuing- demand products.
                                    other incentive programs.
Installment Billing...............  Facilitates installment          Enables billing of customers'
                                    payments, returns and            credit cards in multiple
                                    cancellations.                   installments.
Outbound Telemarketing............  Uses existing selection          Enables companies to become
                                    criteria and Ecometry database   more proactive in selling to
                                    to create campaigns; automates   existing customers and
                                    customer service and             prospects.
                                    solicitation functions.
Computer Telephony Integration
  (CTI)...........................  Provides a caller ID feature     Decreases telephone line and
                                    which facilitates rapid order    personnel costs associated with
                                    entry and customer service       a phone operator requesting
                                    look-up functions.               customer information to search
                                                                     the database and bring up their
                                                                     account.
Radio Frequency Inventory
  Management......................  Provides for wireless real-time  Increases warehouse personnel
                                    inventory updates between the    productivity and improves
                                    mobile warehouse personnel and   inventory accuracy.
                                    Ecometry.
Predictive Response...............  Facilitates dynamic cross-sell   Enables companies to increase
                                    and upsell recommendations to    conversion of web browsers to
                                    online customers using           buyers and increase the average
                                    behavioral profiling, past       dollars per order.
                                    purchase history and rules
                                    based logic.
E-Mail Executive..................  Automatic e-mail routing based   Enables companies to
                                    on keywords. Intelligent e-mail  efficiently manage all inbound
                                    responses can be driven from     customer e-mails and automate
                                    predefined templates and the     The response process.
                                    knowledge database.
Gift Registry/Wish Lists..........  Offers customers the ability to  Enables companies to facilitate
                                    create "wish lists" and gift     the gift purchasing process for
                                    registries for personal use or   their customers Via the
                                    for sharing with friends and     Internet.
                                    family.
Wireless Application Protocol
  (WAP)...........................  Ecometry marketing, ordering     Enables companies to increase
                                    and customer service functions   sales penetration by offering
                                    via wireless devices (mobile     ordering and service
                                    phones, digital assistants,      capabilities via wireless
                                    etc.).                           devices.

     Pricing for these optional modules is based on individual user requirements and needs.

     The Ecometry Commerce Engine operates in a HP Series 3000, MPE/iX environment, HP 9000 Unix environment and Microsoft Windows NT environment. Ecometry Retail Enterprise is a scalable, fully upward compatible computer system in which all hardware upgrades are performed at the CPU site. The programming languages used for Ecometry are COBOL, C++, Java and Visual Basic.

     All HP3000 and HP9000 Ecometry systems provide high online transaction processing performance and functionality and support major networking protocols such as OSI, TCP/IP, SNA, and OSF/DCE. The Company has developed its own TCP/IP Application Program Interface ("API"), which serves as the foundation to communicate directly between Ecometry and the Internet. This socket-based API also has the ability to communicate with other Windows-based applications. Ecometry requires a Microsoft Internet information server and communicates with the HP3000 or HP9000 through the Company's own API. The API enables Ecometry to communicate with other platforms through an exchange of data from Ecometry to databases including Oracle, Microsoft SQL Server and Microsoft Access.

PRODUCTS UNDER DEVELOPMENT

     The Company is currently developing new products in response to demands presented by companies in the multi-channel commerce industry including:

                                                  DESCRIPTION OF
                  PRODUCT                            PRODUCT                 BENEFITS
                  -------                         --------------             --------
Ecometry Parallel WebShopper................  Provides highly         Enables highly
                                              scalable web content    scalable Internet
                                              and shopping functions  commerce functions and
                                              for high volume         redundancy
                                              websites through the    capabilities for high
                                              use of Ecometry's       volume websites.
                                              Universal Data
                                              Interchange (UDI)
                                              technology.
Ecometry Content Manager....................  Manages extensible      Enables merchandisers
                                              product content for     and web designers to
                                              the Internet, such as   tap product
                                              product                 information from a
                                              specifications,         central database for
                                              customer testimonials,  enhanced and
                                              installation/ care      integrated product
                                              instructions, etc.      management functions.
Ecometry Campaign Manager...................  Provides sophisticated  Enables marketers to
                                              internet campaign       cost effectively
                                              management functions    acquire new customers
                                              including personalized  and increase repeat
                                              opt in/opt out          business from existing
                                              programs.               customers through the
                                                                      Internet.
Ecometry StoreLink..........................  Provides integration    Enables brick and
                                              with 3(rd) party or     mortar retailers to
                                              in-house developed      easily integrate
                                              retail store            existing store systems
                                              management systems for  into the Ecometry
                                              sharing customer,       Retail Enterprise
                                              inventory and sales     systems
                                              data across the retail  infrastructure.
                                              enterprise.

                                                  DESCRIPTION OF
                  PRODUCT                            PRODUCT                 BENEFITS
                  -------                         --------------             --------
Ecometry StoreRouter........................  Provides the option to  Enables retailers to
                                              ship                    leverage inventory
                                              e-commerce/catalog      across all sales
                                              orders direct to        channels -- minimizing
                                              customers from an       backorders due to out
                                              individual retail       of stock situations in
                                              store or reserve an     one channel.
                                              item for pick-up based  Additionally it
                                              on customizable         provides convenience
                                              business rules.         for customers who
                                                                      prefer to pick-up
                                                                      their orders at the
                                                                      physical store.
Ecometry SupplyLink.........................  Facilitates             Enables companies to
                                              Internet-based          cost effectively
                                              communications with     expand their product
                                              manufacturers and       offerings and increase
                                              suppliers for shipping  their sales.
                                              orders direct to
                                              customers and provides
                                              management of the
                                              entire "virtual
                                              warehousing" process.

     The Company expects to introduce these new optional Ecometry modules during the next twelve to eighteen months.

CLIENTS

     The Company's clients include traditional direct marketing and catalog companies, brick and mortar retailers and manufacturing companies, Internet-only based retailers, and fulfillment houses. The Company generally targets leading multi-channel commerce companies in their respective industry segments. The Company has sold its products to more than 320 clients. The following is a representative list of the Company's clients as of December 31, 2000, generally categorized by industry segment:

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

EDUCATIONAL                                OTHERS
SUPPLIES/BOOKS
                                           JC Penney Logistics, Inc.
ClassroomDirect.com                        Zomax
Marboro Books Corp. (Barnes &              United Methodist Publishing House
Noble)                                     United States Mint
Rodale Press, Inc
Time Life, Inc.

FOOD AND BEVERAGE
eCandy.com
Ethel M. Chocolates
Hickory Farms, Inc
Wine Enthusiast

     None of the Company's clients accounted for more than 10% of the Company's revenue in 2000, 1999 or 1998. For the year ended December 31, 1998, the Company's two largest clients, United States Mint and Multiple Zones, in the aggregate accounted for 16.8% of the Company's revenue. In 1997, the Company's three largest clients, Genesis Direct, Inc., dELiA*s and KAO Infosystems Co., in the aggregate accounted for 18.6% of the Company's revenue.

CLIENT SERVICES

  Client Support

     The Company believes that a high level of service and support is critical to its success and an important competitive advantage. The Company's installation teams consist of a project manager, a technical lead, two support analysts and as many installers or trainers as are required for a given installation. The installation team assists clients in configuring the system to meet their business requirements. They also train the client's executives, managers, and trainers on the application. Clients will stay in the installation support team for a period of three to six months after they begin processing orders through the system. Thereafter, the Company transitions the client to its standard support services provided by the Company. The Company's installation teams completed 46 installations in 1998, 77 installations in 1999, and 39 installations in 2000.

     The Company's client support function is responsible for servicing its clients after the initial implementation project is complete. The Company has client support operations in the United States and the United Kingdom and currently supports approximately 250 clients in over 15 countries. These operations enable the Company to respond more quickly and effectively to the needs of its multinational and international clients. Approximately 75% of current Ecometry users participate in the Company's support services program.

     The Company believes that a close and active service and support relationship is important to client satisfaction and also provides the Company with information regarding evolving client requirements. For example, the Company assigns an Account Manager to all clients. Each Account Manager handles multiple clients and has a dedicated team of Support Analysts to ensure that issues are resolved in an expedient manner. In addition, the Company provides telephone support from 8:00 a.m. to 9:00 p.m. (EST) weekdays, 24 X 7 support for production stopping issues, and uses electronic bulletin boards and other forms of electronic distribution to provide clients with the latest information regarding the Company's products.

     In general, the Company provides two kinds of support: standard and Major Account. The Company's standard support services provide complete, full time technical support. When a client calls the Company with a question or issue, it is initially reviewed by the Account Manager and then assigned to a team member for resolution. More complex issues can then be referred to the Company's technical support team and, if necessary, to the Company's programming unit. The Company provides its clients with telephone support to give timely responses to systems issues. The Company continually communicates with its clients through seminars, and Account Managers provide weekly reports and conference calls to each client detailing the status of the account. Event schedules, product enhancement requests and electronic mail are available to clients on the Company's Internet web site as well. In addition, this Internet support site contains a knowledge database where searches can be done based on key-words, a section for frequently asked questions and how-to's, an archive of release notes for current and prior upgrades, as well as a complete set of on-line user documentation.

     The Company's Major Account support services provide premier technical service for its larger clients through the assignment of a dedicated Account Manager and a team of support personnel. For these clients, the Company maintains a copy of their production software environment on the Company's client support system to enable the Account Manager to expedite the resolution of all client issues. The Company believes that such services build a strong, strategic relationship, which enhances the future business prospects of the Company.

     Support contracts are typically service agreements pursuant to which clients pay a monthly fee based on a percentage of the total software license fee. Installation and training are either included in the initial license fee or invoiced separately as services revenue. Depending on the services delivered, support services typically are priced at 18% of the total license fee per year and include, without charge, any new version releases of software. Major Account services are typically priced based on the level of support services provided and number of CPU's.

     The Company's Client Services department has specialized groups to assist clients with technical and hardware issues. The department also contains a separate specialized group for web design, support and installation of Ecometry Online. This group is responsible for assisting the customers with the implementation of the Ecometry Online software feature, and the resolution of all related issues. The web design group will work with clients to design a quality E-commerce site that is fully integrated to the Ecometry application suite.

     As of December 31, 2000, the Company employed 142 Client Support Services personnel, consisting of 35 Implementation, 61 Standard Support, 21 Major Account support, 8 Web Implementation and support and 17 Technical and Hardware support personnel.

  Consulting and Customization

     The Company's consultants conduct site examinations and assist clients in developing and implementing advanced Ecometry strategies. With significant experience in the direct commerce industry, the Company's consultants provide practical and proven direction in developing strategies, which apply best-practice Ecometry methodologies that meet the client's requirements. Depending on the client's needs, the Company offers:

     - Requirements analysis and Ecometry software evaluation services;

     - Advanced Ecometry methodology consulting;

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

  Training and Education

     The Company offers a variety of standard and customized training and education services at client sites, at the Company's headquarters in Delray Beach, Florida, and at selected regional sites throughout the country. Upon the installation of Ecometry Retail Enterprise, the Company provides a two-week training course for each client's staff. The training curriculum is delivered by specialists who utilize proven education techniques and advanced technology. The Company also offers 15 standard courses at various times throughout the year as well as customized on-site courses for training in the application of its Ecometry products through the Ecometry Corporation Academy. The Company also offers a "train the trainer" program in which the Company trains client employees designated as trainers within their organization. These trainers are educated in both training techniques and the optimal use of the Company's products. The Company believes its train-the-trainer methodology is a crucial element in the success of its implementations, which often span multiple departments, plants and countries. Continuing education and training is delivered through standard courses with package prices or can be contracted for on a time and materials basis.

SALES AND MARKETING

     The Company markets and sells its products and services to new prospects and existing clients primarily through its direct sales force. These personnel are trained in the Company's products and service offerings and in the operations of the Company's clients. The Company's personnel use a "consultative" selling approach, because the sales process requires an understanding of the multi-channel commerce industry as well as comprehensive computer and systems expertise.

     The Company's sales force is supported by marketing personnel who generate and qualify leads through advertising and marketing campaigns, produce product literature, periodic newsletters and direct mail campaigns, and arrange attendance at trade shows and conventions. The marketing department also supports the sales force with appropriate documentation or presentation and demonstration materials for use during the sales process. The Company also supports its direct sales and marketing force with a group of systems engineering professionals, many of who also possess vertical market and practical Ecometry expertise.

     As of December 31, 2000, the Company employed 52 sales and marketing personnel (47 domestically and 5 internationally), consisting of 22 sales representatives and 30 marketing and other support personnel.

     The Company's method of marketing and selling to a new prospect consists of identifying the prospect, qualifying the prospect and, if the prospect is qualified, preparing and presenting a sales proposal. The prospecting process includes placing advertisements in trade publications, acquiring mailing lists, telemarketing, direct mailing, and participating in trade shows to generate leads for the direct sales force. Once a prospect is qualified, the appropriate direct sales personnel visit the prospect to understand the prospect's specific requirements. This process usually results in the preparation of a written proposal describing the hardware, software and services that meet the prospect's requirements. While the Company's sales personnel generally make the initial sales contact, large and complex installations generally involve the use of the Company's professional services group. This group works closely with the sales team to identify the optimal configuration of Ecometry required for such prospects. This sales cycle typically ranges from three to six months.

     The Company has executed a hardware resale agreement with Client Systems, Inc., a distributor of HP products. The Company also has a strategic relationship with Hewlett-Packard consisting of cooperative marketing and sales activities in the multi-channel commerce industry. Currently, the Company is one of the leading resellers of the HP3000 products.

     The Ecometry user community and the Company have organized an international users' group whose advisory committee plays an important role in helping the Company develop and refine its Ecometry products and services strategies. In addition, the Company hosts an annual World Conference, which includes presentations by the Company and clients concerning the features and capabilities of the Company's products. The Company also participates in trade conferences worldwide to promote global sales and use of the Ecometry products. All of these conferences include workshops, round table discussions and special sessions devoted to products, technologies and Ecometry methodologies. More than 500 attendees participated in the Company's World Conference and Expo 2000 held in Miami, Florida.

RESEARCH AND DEVELOPMENT

     The Company's business analysis, programming, quality assurance and advanced technologies teams perform the Company's research and development function. The business analysis group performs the functional and technical requirements for the enhancements that are requested either from the Company's clients or internal product management group. The programming group is responsible for the Ecometry software maintenance and enhancement process. The Company uses a version and patch approach to software release control and uniformly maintains a current version of each of its products, which is not subject to enhancements, and a development version, which is enhanced twice per annum. The Company releases monthly patch updates of its current versions upon code corrections and believes that this process maximizes the stability of its products, which is critical to the day-to-day operations of a direct commerce company. The quality assurance group tests the software each time it passes through the business and programming groups and performs regression testing prior to the release of any patch updates or new releases. The advanced technologies group is responsible for the identification and initial development of new technology opportunities.

     The Company follows a structured development methodology to ensure the timely and cost-effective production of high-quality software. The Company has a formal process through which clients may have input as to modifications of the Company's products and believes that this input helps it deliver a leading industry solution to its current and prospective clients.

     As of December 31, 2000, the research and development staff consisted of 98 employees globally. From time to time, the Company has also engaged outside consultants in its product development efforts. Total expenses for research and development in the fiscal years ended December 31, 1998, 1999 and 2000 were approximately $2.3 million, $3.4 million and $4.4 million, respectively. No software development costs were capitalized in fiscal 1998, 1999 or 2000. In accordance with Statement of Financial Accounting Standards No. 86, software development costs are expensed as incurred until technological feasibility of the software is established, after which any additional costs are capitalized. To date, the Company has expensed all software development costs because development costs incurred subsequent to the establishment of technological feasibility have been minimal. The Company anticipates that it will continue to commit substantial resources to product development and enhancements in the future.

COMPETITION

     The market for multi-channel commerce software is competitive, rapidly evolving and highly sensitive to new product introductions and marketing efforts by industry participants. This market is also highly fragmented and served by ERP software providers, electronic commerce software providers, consulting firms and point solution providers targeting the multi-channel commerce industry. The Company's largest competitors include companies such as Commercialware, JDA Software, Retek, Oracle, PeopleSoft, BroadVision and InterWorld. The Company's products also compete with information systems developed and serviced internally by in-house MIS departments. Although the Company believes that none of its competitors currently compete against the Company in all industry segments, there can be no assurance that such competitors will not compete against the Company in the future in additional industry segments. Many of the Company's potential future competitors may have significantly greater financial, technical and marketing resources, generate higher revenues and may have greater name recognition than does the Company. In addition, as the Company expands into new segments of the multi-channel commerce industry, such as Internet commerce, it will face competition from other software companies, MIS departments and unforeseen sources. Compared with the Company, these competitors may have greater resources, operating experience, credibility and relationships in such new segments. Although the Company believes that it currently competes favorably in all industry segments and against all competitors, there can be no assurance that it will do so in the future.

PROPRIETARY RIGHTS AND LICENSES

     The Company primarily relies on a combination of copyright, trademark and trade secret laws, unpatented proprietary know-how, license agreements, non-disclosure and other contractual provisions and technical measures to protect its proprietary rights in its products and technology. The Company typically distributes its software products under software license agreements, which contain, among other things, provisions limiting the use, copying and transfer of the licensed program. The Company has obtained a United States copyright registration for the source code of certain of its Ecometry software.

     The Company currently has operations in the United States and the United Kingdom, and clients in over 17 countries license its products for use. The Company has registered MACS, MACSII, MACSIII, EUROMACS, THE MACSIMUM, MACSACCESS and the "SG" logo as well as the SMITH-GARDNER name as trademarks in the United States. The Company also has applied for the registration as trademarks in the United States of PREDICTIVE RESPONSE, ECOMETRY, ECOMETRY RETAIL ENTERPRISE, STOREROUTER AND ECOMETRY STOREROUTER. The Company believes that international protection and enforcement of intellectual property rights for software products in particular may be more limited than in the United States. Specifically, intellectual property laws in certain countries may not protect software companies from the loss of intellectual property rights through reverse engineering.

     The Company has entered into several agreements regarding the integration of the intellectual property of third parties into its products. Parties to such agreements include Robelle, Bradmark, Cognos, GTS and DISC.

     The Company generally enters into confidentiality agreements with employees and clients, which limit rights and access to, and distribution of, any proprietary or confidential information. Furthermore, employees execute agreements requiring disclosure and assignment to the Company of all of the intellectual property rights associated with any ideas, concepts, techniques, inventions, processes, or works of authorship relating to the business of the Company and developed or created during the course of performing work for the Company or its clients.

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

RISK FACTORS

     In addition to the other information contained in this Form 10-K, investors should consider the following factors carefully as this report contains "forward-looking statements" relating to, without limitation, future performance and plans and objectives of management for future operations that are based on the beliefs of, assumptions made by and information currently available to the Company's management. The cautionary statements set forth in this "Risk Factors" section and elsewhere in this Form 10-K identify important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those expressed in or implied by such forward-looking statements.

     Dependence on Principal Product Line. The Company currently derives substantially all of its revenue from sales of its Ecometry Retail Enterprise family of products and related services and hardware. The Company expects to continue to focus on providing software-based systems and services to leading direct marketing companies, retailers, manufacturers with significant direct sales channels, Internet-only companies and fulfillment houses. Any factor adversely affecting the Company's target client market in general, or the Company's products in particular, could adversely affect the Company's business, financial condition or results of operations. The Company's future performance will depend in large part on the continued acceptance of its current product line as well as successful development, introduction and client acceptance of new and enhanced versions of Ecometry Retail Enterprise. There can be no assurance that the Company will be successful in marketing and selling Ecometry Retail Enterprise or in developing and introducing new or enhanced versions of the Company's software solution. Any factor adversely affecting the sale of the Company's Ecometry family of products or other new products, including delays in development, software flaws, incompatibility with industry-leading hardware platforms or operating systems, or negative ratings of the Company's products could have a material adverse effect on the Company's business, financial condition or results of operations.

     Class Action Litigation. Between June 22, 2000 and August 14, 2000, four purported class-action complaints were filed against the Company and Messrs. Gary G. Hegna, Martin K. Weinbaum, Allan Gardner and Wilburn Smith, officers of the Company, in the United States District Court for the Southern District of Florida. All four complaints were substantially similar and alleged, among other things that the Company made material misrepresentations and omissions regarding the Company's future revenues, growth, expenditures, and that the Company failed to disclose adverse information regarding the collectibility of amounts owed by a client. The complaints alleged that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 thereunder by making untrue statements or omitting to state material facts in connection with purchases of Company common stock by the plaintiffs and others in the purported class from October 27, 1999 through June 16, 2000, and that the defendants violated Section 20(a) of the Exchange Act through the same conduct by virtue of their allegedly being "controlling persons" of the Company. The Complaints generally sought, among other things, certification as a class and an award of damages in an amount to be determined at trial. On September 11, 2000 the court consolidated all four actions, and appointed four individuals to serve as "lead plaintiffs." The plaintiffs filed their Consolidated Amended Complaint on November 20, 2000. On January 4, 2001 the defendants filed a motion to dismiss the consolidated complaint. The plaintiffs filed an opposition to the defendants' motion to dismiss on February 20, 2001. Discovery in this action has not yet commenced and will be stayed pursuant to statute based on the filing of the motion to dismiss. The stay would be lifted in the event that the court denies the motion to dismiss. A loss in these actions could have a material adverse effect on the Company's financial condition and results of operations. At this time, the Company cannot reasonably estimate the ultimate loss, if any, related to this action and, therefore, the Company has not recorded an accrual for loss as of December 31, 2000.

     Dependence on Product Development. The market for the Company's products and services is characterized by rapidly changing technology, evolving industry standards and new product introductions. The Company's future success will depend in part upon its ability to enhance its existing products and services and to develop and introduce new products and services to meet changing industry and client requirements. There can be no assurance that the Company will be able to avoid the possible obsolescence of its products due to rapid technological change and evolving industry standards. The process of developing software products such as those offered by the Company is extremely complex and is expected to become increasingly complex and expensive in the future. The Company is currently developing a number of new software products including, among others, Ecometry Parallel WebShopper, Ecometry Content Manager, Ecometry Campaign Manager, Ecometry StoreLink, Ecometry StoreRouter, Ecometry SuppyLink. There can be no assurance that the Company will successfully complete the development of such new products in a timely fashion or that the Company's current or future products will satisfy the needs of the targeted client industry. The Company's continued growth is highly dependent on the success of such products, and a failure of any one of such products to achieve market acceptance could have a material adverse effect on the Company's business, financial condition or results of operations. In addition, certain of the Company's clients request customization of the Company's software products to address unique characteristics of their businesses or computing environments. The Company's commitment to customization could delay the delivery or installation of products, which, in turn, could materially adversely affect the Company's relationship with significant clients or otherwise materially adversely affect its business, financial condition or results of operations.

     The Company's ability to remain competitive and respond to technological change is also dependent, to a lesser degree, upon the Omnidex software, which the Company licenses from Dynamic Information System Corporation ("DISC") and the SuprTool software, which the Company licenses from Robelle Solutions Technology, Inc. ("Robelle"), both of which are incorporated in the Ecometry Retail Enterprise Solution. In the event that Omnidex, SuprTool or other products from similar such vendors have design defects or flaws, or if such products are unexpectedly delayed in their introduction or become obsolete subsequent to release, the Company's business, financial condition or operating results could be materially adversely affected. Such material adverse effects could diminish the Company's reputation, credibility and relationships with its current and prospective clients. There can also be no assurance that products or services developed by others will not adversely affect the Company's competitive position or render its products noncompetitive or obsolete.

     Dependence on the Multi-Channel Commerce Software Market. The Company currently derives substantially all of its revenue from licensing its applications software, selling related software, hardware, support, consulting and training services to companies in the multi-channel Commerce Software market. As a result of the growth in Internet commerce and the increased use of other direct sales channels, many marketers are expanding to a multi-channel sales strategy and need to enhance their information technology solutions to accommodate the direct sales business model. The Company's clients include a range of organizations in the multi-channel commerce target market. The success of the Company's clients is directly related to general economic conditions affecting consumer purchases from multi-channel commerce target market. In addition, because of the capital expenditures required in connection with an investment in the Company's products and services, the Company believes that demand for its products could be disproportionately affected by fluctuations, disruptions, instability or downturns in the non-store marketing industry and general economic conditions in the United States and Europe, which may cause clients and potential clients to delay, cancel or reduce any planned expenditures for the Company's software products and services. Any resulting decline in demand for the Company's products and services could have a material adverse effect on the Company's business, financial condition or results of operations.

     Dependence on Proprietary Technology. The Company's success and ability to compete are dependent largely upon its proprietary technology. The Company relies on a combination of trade secret, copyright and trademark law, nondisclosure agreements and technical measures to protect its proprietary technology. The Company enters into confidentiality agreements with all of its employees, as well as with its clients and potential clients seeking proprietary information, and limits access to and distribution of its software, documentation and other proprietary information. There can be no assurance that the steps taken by the Company in this regard will be adequate to deter misappropriation or independent third-party development of its technology. In addition, the laws of some foreign countries do not protect proprietary technology rights to the same extent, as do the laws of the United States. There can be no assurance that third parties will not assert infringement claims in the future or, if infringement claims are asserted, that such claims will be resolved in the Company's favor. Any infringement claims resolved against the Company could have a material adverse effect on the Company's business, financial condition or results of operations.

     Fluctuations in Quarterly Performance; Seasonality. The Company's revenue and operating results have varied substantially from quarter to quarter. The Company's quarterly operating results may continue to fluctuate due to a number of factors, including: (i) the timing, size and nature of the Company's individual license and hardware transactions; (ii) the timing of the introduction and the market acceptance, if any, of new products or product enhancements by the Company or its competitors; (iii) the timeliness of such product introductions relative to any announced timetable; (iv) the size and timing of individual orders; (v) the deferral of orders by clients in anticipation of new products or product upgrades; (vi) technological changes in the operating systems upon which the Company's products run; (vii) changes in the Internet adversely affecting Internet commerce; (viii) the relative proportions of revenue derived from license fees, hardware, maintenance, consulting, professional services, and other recurring revenue; (ix) the hardware/software revenue mix; (x) the ability to procure and deliver hardware system components within a required time period; (xi) changes in the Company's operating expenses; (xii) the timing and magnitude of software upgrades, if any, by the Company's clients; (xiii) price changes in the Company's products; (xiv) personnel changes; and (xv) fluctuations in economic and financial market conditions, which may determine the ability of a client to obtain time-critical financing, or impact the Company's ability to collect its outstanding receivables. Fluctuations in operating results may also occur as a result of the Company's business strategy to focus on developing and selling customized applications to larger customers to meet such customers' specific requirements.

     The Company believes it will be difficult to predict the timing of these sales because they involve both designing the solution to meet the client's needs and convincing the client to purchase the products, and other risks over which the Company has little or no control. The Company is generally unable to adjust its spending quickly enough to compensate for unexpected shortfalls in revenue. Consequently, a significant shortfall in revenue in any quarter could adversely impact the Company's operating results for that quarter. As a result, the Company believes that period-to-period comparisons of its operating results will not necessarily be meaningful and should not be relied upon as an indication of future performance.

     The timing, size and nature of individual license transactions are also important factors in the Company's quarterly operating results. Many such license transactions involve large dollar amounts, and the sales cycles for these transactions are often lengthy and unpredictable. There can be no assurance that the Company will be successful in closing large license transactions on a timely basis or at all. The Company generally has realized lower revenue in the fourth calendar quarter of the year than in the other quarters. The Company believes that this has been due primarily to the tendency of many of the Company's clients to avoid implementing a new system or an upgrade of an existing system during the holiday season, typically the busiest time of year for substantially all of the Company's clients. Due to all of the foregoing factors, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance. There can be no assurance that the Company will be profitable in the future, that future revenue and operating results will not vary substantially or that the Company's operating results will not be below the expectations of public market analysts and investors. In either case, the price of the Common Stock could be materially adversely affected by fluctuations in the Company's quarterly performance or future losses of the Company.

     Management of Growth. The growth in the size and complexity of the Company's business as well as its client base has placed, and any additional growth would be expected to continue to place, a significant strain on the Company's management, operations and resources. The Company anticipates that continued growth, if any, will require it to recruit, hire and retain a substantial number of new research and development, managerial, finance, sales, marketing and support personnel. There can be no assurance that the Company will be successful in recruiting, hiring or retaining such personnel. The Company's ability to compete effectively and to manage future growth, if any, will depend on its ability to implement and improve operational, financial and management information systems on a timely basis and to expand, train, motivate and manage its work force. There can be no assurance that the Company's personnel, systems, procedures and controls will be adequate to support the Company's operations. Furthermore, one element of the Company's growth strategy is to seek acquisitions of businesses, products and technologies that are complementary to those of the Company. There can be no assurance that the Company will be able to fully integrate any such acquired businesses with the Company's existing operations, operate any such businesses profitably or otherwise implement its growth strategy. If the Company's management is unable to manage growth effectively, the Company's business, financial condition or results of operations could be materially adversely affected.

     Expansion into New Markets. As the multi-channel commerce continues to evolve, it is expected that there will be an increase in the number of marketers utilizing marketing functions in which automation plays a key role in the sales process. With the rapid growth of Internet commerce and the continued growth of the non-store marketing industry in general, the Company expects to target clients to whom it has not previously sold its products and who sell their products in markets in which the Company has not previously participated. There can be no assurance that the Company will be able to sell products to these new market participants. In addition, some of the Company's existing clients will expand their activities into markets in which the Company has limited or no experience. There can be no assurance that the Company will be able to successfully expand its business with these existing clients. If the Company is unable to sell products to these new market participants and develop its business with its existing clients entering new markets, the Company's growth plans would be curtailed which could have a materially adverse effect on the Company's business, financial condition or results of operations.

     Dependence on Third Parties. The development and implementation of the Company's Ecometry Retail Enterprise software depends on proprietary technology licensed from third parties. The implementation of Ecometry Retail Enterprise Solution is dependent on Omnidex by DISC, and other imbedded software from Robelle and Bradmark. The introduction and increased market acceptance of other operating systems that are incompatible with the Company's products, or the failure of the Hewlett-Packard ("HP") MPE/iX operating system to continue to receive market acceptance, could materially adversely affect the market for the Company's products. Ecometry Retail Enterprise Solution also relies on certain proprietary features of the IMAGE database management system developed by HP. Ecometry Retail Enterprise Solution for UNIX and Ecometry Retail Enterprise Solution for NT, are dependent on the Raima, Oracle and SQL Server databases. The introduction and increased market acceptance of database management systems that are incompatible with the Company's products, the failure of HP3000 products to achieve continued market acceptance, or the Company's inability to procure HP3000 products, could adversely affect the market for the Company's products. In the event the Company's current platform becomes obsolete, there can be no assurance that the Company would be able to license in a timely fashion, or at all, a database with similar features and on terms acceptable to the Company. Any failure of the Company to license such a database would adversely affect its business, financial condition or results of operations.

     Dependence on Hardware Sales. In conjunction with the licensing of Ecometry products, the Company resells a variety of hardware developed and manufactured by third parties in order to provide the Company's clients with an integrated solution. The Company obtains its HP3000 hardware pursuant to a distribution agreement with Client Systems, Inc., an HP distributor; and HP Unix hardware from Hallmark. Revenue from such hardware sales can amount to a significant portion of the Company's total revenue in any period. For the fiscal years ended December 31, 2000, 1999 and 1998, revenue derived from the sale of hardware amounted to 19.0%, 18.4% and 19.9%, respectively, of the Company's total revenue. As the market for the distribution of hardware products becomes more competitive, the Company's clients may choose to purchase such hardware directly from the manufacturers or distributors of such products, with a resulting decrease in the Company's revenue derived from the sales of such products.

     Competition. The market for multi-channel commerce software is competitive, rapidly evolving and highly sensitive to new product introductions and marketing efforts by industry participants. This market is also highly fragmented and served by ERP software providers, electronic commerce software providers, consulting firms and point solution providers targeting the multi-channel commerce industry. The Company's largest competitors include companies such as Commercialware, JDA Software, Retek, Oracle, PeopleSoft,

BroadVision and InterWorld. The Company's products also compete with information systems developed and serviced internally by in-house MIS departments. Although the Company believes that none of its competitors currently compete against the Company in all industry segments, there can be no assurance that such competitors will not compete against the Company in the future in additional industry segments. Many of the Company's potential future competitors may have significantly greater financial, technical and marketing resources, generate higher revenues and may have greater name recognition than does the Company. In addition, as the Company expands into new segments of the multi-channel commerce industry, such as Internet commerce, it will face competition from other software companies, MIS departments and unforeseen sources. Compared with the Company, these competitors may have greater resources, operating experience, credibility and relationships in such new segments. Although the Company believes that it currently competes favorably in all industry segments and against all competitors, there can be no assurance that it will do so in the future. There can be no assurance that the Company's competitors will not develop products comparable or superior to those developed by the Company or adapt more quickly than the Company to new technologies, evolving industry trends or changing client requirements. It is also possible that alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, financial condition or results of operations. There can be no assurance that the Company will be able to compete effectively against current and future competitors

     Product Defects and Product Liability. The Company's software products are highly complex and sophisticated and could from time to time contain design defects or software errors that could be difficult to detect and correct. Errors, bugs or viruses may result in loss of or delay in market acceptance or loss of client data as well as diminish the Company's reputation, credibility and relationships with its current clients and any prospective clients. There can be no assurance that, despite testing by the Company and its clients, errors will not be found in the Company's products, which errors could result in a delay in or the prevention of the applicable software product from attaining broad market acceptance and thus could have a material adverse effect upon the Company's business, financial condition or results of operations. The Company's products are frequently used by its clients to perform mission-critical functions. Therefore, design defects, software errors, misuse of the Company's products, incorrect data from external sources or other potential problems within or outside of the Company's control that may arise from the use of the Company's products could result in financial or other damage to the Company's clients. Although the Company's license agreements with its clients typically contain provisions designed to limit the Company's exposure to such potential claims, the provisions may not effectively protect the Company against such claims and the liability and costs associated therewith. Although the Company maintains general liability insurance coverage, including coverage for errors or omissions, there can be no assurance that such coverage will continue to be available on reasonable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. Accordingly, any such claim could have a material adverse effect upon the Company's business, financial condition or results of operations.

     Dependence on Key Personnel. The Company's business involves the delivery of services and is labor intensive. The Company's success will depend in large part upon its ability to attract, recruit, hire, retain and motivate highly skilled employees. There is significant competition for employees with the skills required to perform the services offered by the Company. There can be no assurance that the Company will be able to attract and retain sufficient numbers of highly skilled employees in the future. The loss of Wilburn W. Smith, the Company's Chairman and Executive Vice President -- Sales and Allan J. Gardner, the Company's Chief Technology Officer, or a significant number of the Company's highly skilled employees, could have a material adverse effect on the Company's business, financial condition or results of operations, including its ability to attract employees, obtain new clients and perform installations. The Company does not hold a key person insurance policy on the lives of any of its executive officers or directors and has not entered into employment agreements with any of its executive officers.

     Risks Associated with International Operations. The Company intends to maintain its foothold in international sales of its product. In order to maintain its international presence, the Company must support its foreign operations. This will require management attention and financial resources and could materially adversely affect the Company's business, financial condition or results of operations. In addition, there can be no assurance that the Company will be able to maintain or increase international market demand for the Company's products. In addition, the Company's international business may be subject to a variety of risks, including difficulties in collecting international accounts receivable or obtaining U.S. export licenses, potentially longer payment cycles, increased costs associated with maintaining international marketing efforts, the introduction of non-tariff barriers and higher duty rates and difficulties in enforcement of contractual obligations and intellectual property rights and risks associated with the Company's non-use of any hedging instruments to protect against possible currency fluctuations. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition or results of operations.

     In light of these risks and uncertainties, the forward-looking events discussed in this report might not occur. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

EMPLOYEES

     As of December 31, 2000, the Company had a total of 390 full-time employees globally. Of the 390 employees 336 are employed domestically by the parent company: 84 in product development, 46 in sales and marketing, 44 in training and professional services, 142 in client support services and 20 in management, administration and finance. The Company's subsidiaries comprise the remaining employees with 7 employed by our newly established subsidiary, NewHaven Software Corporation, 45 employees in the United Kingdom and 2 in Australia. None of the Company's employees are subject to a collective bargaining agreement, and the Company has not experienced any work stoppages. The Company believes that its employee relations are good.

ITEM 2.  PROPERTIES

     The Company is headquartered in Delray Beach, Florida, where it leases approximately 73,000 square feet of office space pursuant to a lease that expires in December 2006. The annual rent expense under such lease is approximately $940,000. The Company also leases approximately 1,000 square feet of space in the United States for NewHaven Software Corporation, its domestic subsidiary, in Rosemont, Illinois. The annual rental fee on this space is approximately $40,000. Internationally, the Company leases approximately 5,000 square feet of office space in the United Kingdom and approximately 1,000 square feet in Australia to house its operations abroad. The annual rent under such leases is approximately $100,000 and $30,000, respectively. The Company also leases office space in Texas and Missouri for certain of its marketing and sales activities. The annual rent under such leases is $7,200 and $12,000, respectively. The aggregate annual facility lease payments of the Company during the fiscal year ended December 31, 2000 was $1,517,963.

ITEM 3.  LEGAL PROCEEDINGS

     Between June 22, 2000 and August 14, 2000, four purported class-action complaints were filed against the Company and Messrs. Gary G. Hegna, Martin K. Weinbaum, Allan Gardner and Wilburn Smith, officers of the Company, in the United States District Court for the Southern District of Florida.

     All four complaints were substantially similar and alleged, among other things that the Company made material misrepresentations and omissions regarding the Company's future revenues, growth, expenditures, and that the Company failed to disclose adverse information regarding the collectibility of amounts owed by a client. The complaints alleged that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 thereunder by making untrue statements or omitting to state material facts in connection with purchases of Company common stock by the plaintiffs and others in the purported class from October 27, 1999 through June 16, 2000, and that the defendants violated Section 20(a) of the Exchange Act through the same conduct by virtue of their allegedly being "controlling persons" of the Company. The Complaints generally sought, among other things, certification as a class and an award of damages in an amount to be determined at trial.

     On September 11, 2000 the court consolidated all four actions, and appointed four individuals to serve as "lead plaintiffs." The plaintiffs filed their Consolidated Amended Complaint on November 20, 2000. On January 4, 2001 the defendants filed a motion to dismiss the consolidated complaint. The plaintiffs filed an opposition to the defendants' motion to dismiss on February 20, 2001.

     Discovery in this action has not yet commenced and will be stayed pursuant to statute based on the filing of the motion to dismiss. The stay would be lifted in the event that the court denies the motion to dismiss. Management believes these plaintiffs claims are without merit and intends to defend them vigorously. At this time, the Company cannot reasonably estimate the ultimate loss, if any, related to this action and, therefore, the Company has not recorded an accrual for loss as of December 31, 2000.

     In May 2000, one of the Company's clients discontinued its operations, and subsequently, on July 3, 2000 an involuntary bankruptcy petition for relief was commenced by certain creditors against the client. The company and its Committee of Unsecured Creditors negotiated a settlement for the dismissal of the Involuntary Bankruptcy petition under which the Company's client would dedicate certain funds to be distributed to all of the holders of allowed, undisputed, uncontingent, and liquidated unsecured claims. The order approving the settlement was entered on November 2, 2000 and became final November 13, 2000. The Company received a settlement check in the amount of $172,578 in January 2001.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) A Special Meeting of Shareholders of Ecometry Corporation was held on November 10, 2000 pursuant to a proxy statement dated October 11, 2000.

     (b) The following matter was submitted to a vote at the meeting.

     A proposal to approve an amendment to the Company's Amended and Restated Articles of Incorporation to change the name of the Company to "Ecometry Corporation".

                  Votes in favor:                       12,039,707
                  Votes against:                            45,306
                  Abstention:                               15,373

     A total of 12,100,386 shares were represented at the meeting, constituting a quorum in accordance with the applicable provisions of the By-laws of the Company.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock began trading in the NASDAQ National Market under the symbol "SGAI" on January 29, 1999. On December 4, 2000 the Company changed its name from Smith-Gardner & Associates to Ecometry Corporation and continued trading in the NASDAQ National Market under the new symbol of "ECOM". Market price information is not available prior to January 1999. The following table sets forth the range of high and low bid prices for the Company's common stock for the period from January 1999 through December 2000, as reported by NASDAQ. The quotes represent "Inter-dealer" prices without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

                                                               HIGH       LOW
                                                              -------   -------
Year Ended December 31, 1999
  First Quarter.............................................  $21.875   $ 9.750
  Second Quarter............................................  $16.625   $ 7.875
  Third Quarter.............................................  $10.750   $ 6.938
  Fourth Quarter............................................  $21.375   $ 7.375

Year Ended December 31, 2000
  First Quarter.............................................  $23.375   $15.875
  Second Quarter............................................  $18.000   $ 3.688
  Third Quarter.............................................  $ 5.938   $ 2.750
  Fourth Quarter............................................  $ 4.047   $ 1.375

     As of March 2, 2001, there were 12,381,422 shares of Common Stock outstanding, held by 49 stockholders of record. The Company believes that certain holders of record hold a substantial number of shares of Common Stock as nominees for a significant number of beneficial owners. The closing price for the Company's Common Stock on March 2, 2001 was $1.875 per share.

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

     As of March 2, 2001, the net proceeds of the Offering have been used as follows: (i) $12.0 million to redeem all of the 12,000 shares of redeemable preferred stock, par value $.01 per share and $1,000 per share preference value (the "Redeemable Preferred Stock"), issued to certain lenders (Advent VII L.P., Advent Atlantic and Pacific II L.P., Advent Industrial II L.P., Advent New York L.P., Chestnut Capital International III Limited Partnership and TA Venture Investors Limited Partners (each a "Lender" and collectively the "Lenders")) upon the conversion of the Convertible Debentures, (ii) approximately $4.7 million to pay accrued interest due and payable on the Convertible Debentures, and (iii) approximately $835,000 in the form of a distribution to Wilburn Smith, Allan J. Gardner and Thomas Quigley, who were the Company's sole shareholders prior to the Offering, in the aggregate amount representing the individual income tax liability of each of such shareholders for the period beginning January 1, 1998 and ending on December 31, 1998, the date immediately preceding the Company's voluntary S Corporation revocation. The remaining net proceeds are being used for working capital, capital expenditures and for general corporate purposes.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated financial data set forth below as of December 31, 2000 and 1999 and for each of the years in the five-year period ended December 31, 2000 are derived from the Consolidated Financial Statements of the Company which have been audited by KPMG LLP, independent public accountants. The Company's consolidated balance sheets as of December 31, 2000 and 1999, and consolidated statements of operations for each of the years in the three year period ended December 31, 2000 appear elsewhere in this report. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements and Notes thereto, included elsewhere in this report.

                                         2000      1999       1998       1997       1996
                                        -------   -------   --------   --------   --------
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue:
  License fees and software sales.....  $22,070   $26,102   $ 18,097   $  8,471   $  5,932
  Computer hardware sales.............    8,661     8,598      6,703      4,757      7,370
  Support.............................    9,696     7,630      5,335      4,100      4,038
  Services............................    5,189     4,268      3,567      1,324      1,189
                                        -------   -------   --------   --------   --------
          Total revenue...............   45,616    46,598     33,702     18,652     18,529
Cost of sales and services:
  License fees and software sales.....    8,595     7,957      7,371      3,956        585
  Computer hardware sales.............    7,083     6,372      4,916      3,558      5,805
  Support.............................    6,098     5,050      3,222      3,271      3,141
  Services............................    3,525     3,165      2,271      1,104        902
                                        -------   -------   --------   --------   --------
          Total cost of sales and
            services..................   25,301    22,544     17,780     11,889     10,433
                                        -------   -------   --------   --------   --------
Gross Profit..........................   20,315    24,054     15,922      6,763      8,096
Operating expenses:
  General and administrative..........   11,559     8,061      6,538      4,567      4,776
  Sales and marketing.................    7,825     5,585      2,430      1,482        980
  Research and development............    4,439     3,421      2,254      2,011      2,254
                                        -------   -------   --------   --------   --------
          Total operating expenses....   23,823    17,067     11,222      8,060      8,010
                                        -------   -------   --------   --------   --------
(Loss) income from operations.........   (3,508)    6,987      4,700     (1,297)        86
Other income (expense):
Interest expense:
  Interest on outstanding debt........       --      (165)    (1,800)    (1,500)    (1,200)
  Amortization of original issue
     discount (1).....................       --        --         --       (680)    (1,378)
Loss on disposal of assets............     (114)       --         --         --         --
Interest income.......................    2,413     1,749        102        109         42
                                        -------   -------   --------   --------   --------
          Total interest income
            (expense), net............    2,299     1,584     (1,697)    (2,071)    (2,536)
                                        -------   -------   --------   --------   --------

                                         2000      1999       1998       1997       1996
                                        -------   -------   --------   --------   --------
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
(Loss) Income before provision for
  income taxes........................   (1,209)    8,571      3,003     (3,368)    (2,450)
Provision for income taxes............     (375)   (3,048)        --         --         --
                                        -------   -------   --------   --------   --------
Net (loss) income.....................  $(1,584)  $ 5,523   $  3,003   $ (3,368)  $ (2,450)
                                        =======   =======   ========   ========   ========
Net (loss) income per share:
  Basic...............................  $ (0.13)  $  0.48   $   0.57   $  (0.64)  $  (0.47)
                                        =======   =======   ========   ========   ========
  Diluted.............................  $ (0.13)  $  0.44   $   0.50   $  (0.64)  $  (0.47)
                                        =======   =======   ========   ========   ========
Weighted average shares used in
  calculating net (Loss) income per
  share:
  Basic...............................   12,372    11,622      5,263      5,263      5,263
                                        =======   =======   ========   ========   ========
  Diluted.............................   12,372    12,426      8,131      5,263      5,263
                                        =======   =======   ========   ========   ========
Pro forma data (unaudited):
  (Loss) income before income tax
     (expense) benefit................            $ 8,571   $  3,003   $ (3,368)  $ (2,450)
Pro forma income tax (expense) benefit
  (2).................................             (3,378)    (1,215)       948        360
                                                  -------   --------   --------   --------
Pro forma net (loss) income (2).......            $ 5,193   $  1,788   $ (2,420)  $ (2,090)
                                                  =======   ========   ========   ========
BALANCE SHEET DATA:
  Cash and cash equivalents...........  $36,827   $39,246   $  1,577   $    169   $ 39,246
  Working capital.....................   42,016    43,335      3,904         16     43,335
  Total assets........................   50,566    51,468      9,470      3,135     51,468
  Convertible debt and accrued
     interest (1).....................       --        --     16,500     14,700     12,520
  Stockholders' equity (deficit)
     (1)..............................   44,756    45,162    (10,951)   (13,918)   (10,550)

---------------

(1) The fair value of the conversion features of the Convertible Debentures was determined to be $3.5 million based on the difference between the stated interest rates and the estimated market rate of such Convertible Debentures on the date of issuance. The amount is included in additional paid-in capital in the accompanying consolidated balance sheet, with the resulting Original Issue Discount ("OID") on the convertible debt being amortized from the date of issuance (December 19, 1994) to the date the security first became convertible (June 30, 1997). This interest expense is a non-cash item.
(2) Prior to completing its initial public offering of Common Stock and as a result of its election to be treated as an S Corporation for income tax purposes, the Company was not subject to federal or certain state income taxes. Upon the Company's voluntary revocation of its S Corporation status effective January 1, 1999, the Company is subject to federal and certain state income taxes at applicable rates for a C Corporation. The unaudited pro forma income tax (expense) benefit presented in the consolidated statements of operations represents the estimated taxes that would have been recorded had the Company been a C Corporation for income tax purposes for each of the periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THERETO INCLUDED ELSEWHERE HEREIN.

OVERVIEW

     The Company is a leading provider of enterprise software solutions and services to the multi-channel commerce industry. The Company's clients include direct marketing and catalog companies, retailers and manufacturers with significant direct sales channels, Internet-only companies and fulfillment houses. The Company's Ecometry family of software products is designed to automate multi-channel commerce activities, including marketing, advertising analysis, sales, telemarketing, ordering, customer services, merchandising, procurement, electronic and Internet commerce, supply chain management, warehousing, shipping, accounting and systems operation. Ecometry Retail Enterprise also provides managers and sales personnel with real-time operations, inventory and customer data to improve both management decision making and customer service.

     Since its inception in 1988, management of the Company has concentrated on providing software-based systems and services to leading direct marketing companies and to retailers and manufacturers with significant direct sales channels. By focusing on this market, management believes that the Company has been able to develop significant industry expertise that has been incorporated in the functionality of the Company's products and services. The Ecometry Commerce Engine offers over 3,000 functional options, the ability to process up to 300,000 transactions per day and is used primarily by companies with high-volume direct sales operations. Ecometry Retail Enterprise, the Company's end-to-end retail commerce solution, is a highly scalable system that enables real-time interactive customer ordering and customer services, and automates the processing of front and back-office functions for companies selling products through all direct sales channels.

     In 1997 the Company opened offices in the United Kingdom and Australia to expand its presence abroad. In November 2000, the Company acquired the intellectual property rights to Haven Corporation's popular software products MailOrder Wizard and Castle through its newly formed domestic subsidiary, NewHaven Software Corporation. The purchase will allow the company to expand its market opportunities and customer base. In March 2001, the Company elected to discontinue its operation in Australia. This will not have a material adverse effect on the Company's business, financial condition or results of operations.

     In December 2000, the Company changed its name from Smith-Gardner & Associates, Inc. to Ecometry Corporation. The new name leverages the strong brand recognition associated with the company's award-winning, flagship software solution.

     The current year's decrease in sales resulted from a general slowdown in the economy and lower revenue from internet-only e-commerce clients, which were negatively impacted by the ability to secure financing. Due to the inability of internet-only and start-up companies to obtain financing, the Company changed its strategic sales focus to more established companies looking to expand to multi-channel retail opportunities. With this shift to more established companies the Company has experienced longer sales cycles.

     The Company generates revenue from four principal sources: (i) license fees for software products; (ii) sales of related computer hardware components; (iii) software support; and (iv) services consisting of consulting, training, custom programming, and web design. System revenue, which includes software license fees and hardware components, is generated by sales to new and existing clients.

     The Company's revenue and long-term growth are largely dependent on the sale of its systems to new clients. System sales to new clients represented 27.6% of total revenue during the year ended December 31, 2000, a decrease of 17.8% from the year ended December 31, 1999. System sales to new clients represented 32.9% of total revenue during the year ended December 31, 1999, an increase of 25.4% from the year ended December 31, 1998.

     System upgrades represented 39.8% of total revenue for the year ended December 31, 2000 compared to 41.6% and 37.3% for the years ended December 31, 1999 and 1998, respectively. System upgrades consist primarily of additional software user license fees and central processing unit ("CPU") upgrades for its existing clients. The Company believes that upgrades are dictated solely by the business requirements of individual clients and, therefore, the Company is unable to accurately predict or explain the actual mix between software and hardware upgrades.

     The Company recognizes revenue in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition. Under this provision, hardware and software license fees for new systems are recognized as revenue when the hardware and software has been delivered and installed, the fee is fixed and determinable and the collectibility is probable. Revenue relating to system upgrades is recognized upon installation, provided that all significant obligations have been met. The Company recognizes revenue from hardware and software upgrades upon receipt by the client.

     Each new client executes a contract, which identifies the number of licensed Ecometry users, hardware configuration, and pricing for the software license and support services. The contract also contains pricing provisions for supplemental software user licenses and CPU upgrades. The Company typically receives a deposit equal to 25% of the system selling price upon contract signing and the remaining balance is payable in accordance with the system implementation schedule. The differences between amounts received and amounts recognized are recorded as deferred revenue.

     Support services are billed monthly, in advance, and revenue from such services is recognized ratably over the contract term. The Company's software support agreements typically have one-year terms, are automatically renewed annually and may be terminated at the discretion of the client. Historically, more than 75% of all clients utilizing the Company's software have renewed their support agreements.

     Training and consulting services are performed on a time-and-materials basis and revenue is recognized as the services are completed. Contract programming and web design services are generally short-term in nature and performed on a fixed-fee basis. When performed in conjunction with a sale to a new client, contract programming revenue is recognized upon delivery and receipt of a signed client acknowledgment.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage relationship of certain statement of operations items to total revenue:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              2000     1999     1998
                                                              -----    -----    -----
Revenue:
  License fees and software sales.........................    48.4%     56.0%    53.7%
  Computer hardware sales.................................     19.0     18.4     19.9
  Support.................................................     21.2     16.4     15.8
  Services................................................     11.4      9.2     10.6
                                                              -----    -----    -----
          Total revenue...................................    100.0    100.0    100.0
Cost of sales and services:
  License fees and software sales.........................     18.9     17.1     21.9
  Computer hardware sales.................................     15.5     13.7     14.6
  Support.................................................     13.4     10.8      9.6
  Services................................................      7.7      6.8      6.7
                                                              -----    -----    -----
          Total cost of sales and services................     55.5     48.4     52.8
                                                              -----    -----    -----
          Gross profit....................................     44.5     51.6     47.2
Operating expenses:
  General and administrative..............................     25.3     17.3     19.4
  Sales and marketing.....................................     17.2     12.0      7.2
  Research and development................................      9.7      7.3      6.7
                                                              -----    -----    -----
          Total operating expenses........................     52.2     36.6     33.3
                                                              -----    -----    -----
          Income (loss) from operations...................     (7.7)    15.0     13.9
Other income (expense):
  Interest expense:
  Interest on outstanding debt............................       --     (0.4)    (5.3)
  Loss on disposal of assets..............................     (0.3)      --       --
  Interest income.........................................      5.3      3.8      0.3
                                                              -----    -----    -----
          Total interest expense, net.....................      5.0      3.4     (5.0)
                                                              -----    -----    -----
(Loss) income before tax benefit (expense)................     (2.7)    18.4      8.9
Provision for income taxes................................     (0.8)    (6.5)      --
                                                              -----    -----    -----
Net (Loss) income.........................................     (3.5)%   11.9%     8.9%
                                                              =====    =====    =====
Pro forma data (unaudited):
  Income before provision for income taxes................              18.4      8.9
Pro forma provision for income taxes (unaudited)..........              (7.2)    (3.6)
                                                                       -----    -----
Pro forma net income (unaudited)..........................              11.1%     5.3%
                                                                       =====    =====

     The following table sets forth, for the periods indicated, the dollar and percentage changes of statement of operations items:

                                                                        CHANGE             CHANGE
                                       YEAR ENDED DECEMBER 31,      2000 VS. 1999       1999 VS. 1998
                                     ---------------------------   ----------------    ---------------
                                      2000      1999      1998        $        %         $        %
                                     -------   -------   -------   -------   ------    ------   ------
Revenue:
  License fees and software
    sales..........................  $22,070   $26,102   $18,097   $(4,032)   (15.5)%  $8,005     44.2%
  Computer hardware sales..........    8,661     8,598     6,703        63      0.7     1,895     28.3
  Support..........................    9,696     7,630     5,335     2,066     27.1     2,295     43.0
  Services.........................    5,189     4,268     3,567       921     21.6       701     19.7
                                     -------   -------   -------   -------   ------    ------   ------
         Total Revenue.............   45,616    46,598    33,702      (982)    (2.1)   12,896     38.3
Cost of sales and services
License fees and software sales....    8,595     7,957     7,371       638      8.0       587      8.0
  Computer hardware sales..........    7,083     6,372     4,916       711     11.2     1,456     29.6
  Support..........................    6,098     5,050     3,222     1,048     20.8     1,828     56.7
  Services.........................    3,525     3,165     2,271       360     11.4       894     39.4
                                     -------   -------   -------   -------   ------    ------   ------
         Total cost of sales and
           services................   25,301    22,544    17,780     2,757     12.2     4,765     26.8
                                     -------   -------   -------   -------   ------    ------   ------
Gross Margin.......................   20,315    24,054    15,922    (3,739)   (15.5)    8,131     51.1
Operating expenses:
  General and administrative.......   11,559     8,061     6,538     3,498     43.4     1,523     23.3
  Sales and marketing..............    7,825     5,585     2,430     2,240     40.1     3,155    129.8
  Research and development.........    4,439     3,421     2,254     1,018     29.8     1,167     51.8
                                     -------   -------   -------   -------   ------    ------   ------
         Total operating
           expenses................   23,823    17,067    11,222     6,756     39.6     5,845     52.1
                                     -------   -------   -------   -------   ------    ------   ------
(Loss) income from operations......   (3,508)    6,987     4,700   (10,495)  (150.2)    2,287     48.6
         Total interest income
           (expense), net..........    2,299     1,584    (1,697)      715     45.1     3,281    193.3
                                     -------   -------   -------   -------   ------    ------   ------
(Loss) income before provision for
  income taxes.....................   (1,209)    8,571     3,003    (9,780)  (114.1)    5,568    185.4
Provision for income taxes.........     (375)   (3,048)       --     2,673     87.7    (3,048)  (100.0)
                                     -------   -------   -------   -------   ------    ------   ------
Net (loss) income..................  $(1,584)  $ 5,523   $ 3,003   $(7,107)  (128.7)%  $2,520     83.9%
                                     =======   =======   =======   =======   ======    ======   ======
Pro forma data (unaudited):
Income before provision for income
  taxes............................            $ 8,571   $ 3,003   $(8,571)  (100.0)   $5,568    185.4
Pro forma provision for income
  taxes............................             (3,378)   (1,215)    3,378    100.0    (2,163)  (178.0)
                                               -------   -------   -------   ------    ------   ------
Pro forma net income...............            $ 5,193   $ 1,788   $(6,777)  (130.5)%  $3,405    190.4%
                                               =======   =======   =======   ======    ======   ======

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     License Fees and Software Sales. License fees and software sales consist of license fees for the installation of the Company's Ecometry software and related modules, license fees for third-party software, and additional user license fees, and software upgrades for its existing clients. License fees and software sales are based on the number of users and type and number of CPUs. The decrease in computer software license fees in 2000 compared to 1999 resulted from lower sales to both new and existing clients. New client computer software sales decreased from $11.2 million for the year ended December 31, 1999 to $9.3 million for the same period in 2000, and computer software upgrades decreased from $14.9 million to $12.7 million for the same periods.

     Computer Hardware Sales. Sales of computer hardware consist of sales of computer hardware systems and peripheral hardware components. The increase in computer hardware revenue in 2000 compared to 1999 is a result of increased sales to existing clients. Computer hardware revenue relating to new client sales decreased to $3.2 million for the year ended December 31, 2000, compared to $4.2 million for the same period in 1999. Computer hardware upgrades increased to $5.4 million for the year ended December 31, 2000, compared to $4.4 million for the same period in 1999.

     Support. Support revenue consists of fees for technical support services and updates for the Ecometry software, optional modules, and integrated third-party software utilities. Support revenue typically represents 18% of the underlying license fee each year. The increased support revenue resulted from the addition of new clients during 1999 and 2000, as well as, support fee increases related to software user license upgrades.

     Services. Services revenue consists principally of revenue derived from consulting, custom programming, training, implementation services and web design. Services revenue increased in 2000 compared to 1999 primarily due to an expanded client base and increased demand for consulting and web design services.

     Total Revenue. New client sales for the year ended December 31, 2000 decreased 17.8% from the same period in 1999 due to fewer installations partially offset by higher average revenue per installation. Revenue from client system and component upgrades decreased by 6.4% in 2000 compared to 1999.

     Cost of License Fees and Software Sales. Cost of license fees and software sales, which includes license fees for third-party software, installation and training salaries directly related to new software sales and subcontractor fees increased from 1999 to 2000. The increase in costs during 2000 compared to 1999 resulted from higher personnel costs and a greater proportion of third party software components. Cost of computer software as a percentage of software license fees increased to 38.9% from 30.5% due to lower software revenues and under-utilization of personnel.

     Cost of Computer Hardware Sales. Cost of computer hardware sales, which consists of purchases of computer hardware systems and peripheral hardware components increased from 1999 to 2000. The increase in costs from 1999 to 2000 is due to the increase in computer hardware revenue, and a change in the sales mix toward larger clients, which generate lower margins. The Company anticipates that future sales to larger customers will continue to increase and therefore, generate lower margins on hardware sales. Also, in 1999, the Company recorded hardware leasing transactions where there were no costs associated with the sale.

     Cost of Support. Cost of support consists primarily of personnel costs associated with the support of the Company's software product and third-party computer software packages, and the cost of user documentation distributed to clients. Cost of support increased in 2000 compared to 1999 due to higher salary costs for support personnel.

     Cost of Services. Cost of services, which consists of salaries for professional services employees, allocated salaries for training and programming personnel, and payments to outside contractors increased from 1999 to 2000. Cost of services increased from 1999 to 2000 due to higher personnel costs and the greater use of outside contractors.

     General and Administrative. General and administrative expenses include the cost of the Company's facility, finance, human resources, information services, and administrative functions. General and administrative expenses increased during 2000 compared to 1999 as a result of increased bad debt expense, continued investment in infrastructure and higher professional fees. The Company does not anticipate making any material infrastructure investments in future periods.

     Sales and Marketing. Sales and marketing expenses include personnel costs, sales commissions related to sales and marketing of the Company's products and services, and the cost of advertising, public relations and participation in industry conferences and trade shows. The increase in sales and marketing expenses during the year ended December 31, 2000 compared to the year ended December 31, 1999 resulted from the expansion of the sales force, higher sales commissions, increased trade show expenses, expanded marketing and advertising programs, public relations, including costs associated with the Company's name change, and increased costs associated with the Company's user conference. Investments in sales and marketing activities are planned to continue in future periods.

     Research and Development. Research and development expenses include costs associated with the development of new products. Such expenses consist primarily of employee salaries and benefits, consulting expenses (including amounts paid to subcontractors for development work), and the cost of development software and hardware. Research and development expenses increased during the year ended December 31, 2000, compared to the year ended December 31, 1999 representing improvements to existing products and ongoing development of new products. The Company expects to continue making significant investments in new and enhanced products in future periods.

     Other Income (Expense), Net. Net interest income, which includes interest income on available cash and interest expense associated with the $12.0 million aggregate principal amount of Convertible Debentures, increased from 1999 to 2000. The increase in income was due to higher interest rates earned on available cash and the fact that the Company is no longer accruing interest on the Convertible Debentures, which were converted on January 29, 1999, concurrent with the closing of the Company's initial public offering. Interest expense for 1999 was $165,000. See "Liquidity and Capital Resources" and Note 7 of Notes to the Consolidated Financial Statements.

     Provision for Income Taxes. The provision for income taxes was approximately $375,000 for the year ended December 31, 2000, compared to $3.0 million for 1999. The income tax provision as a percentage of taxable income for the year ended December 31, 2000 was higher than 1999 as a result of: (i) an increase in the valuation allowance by $631,000 in 2000 for deferred tax assets attributed to losses from foreign operations, and (ii) a one-time tax benefit of $330,000 in 1999 which resulted from the Company recording its beginning deferred tax assets in connection with the Company becoming a C Corporation as of January 1, 1999.

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

     Sales and Marketing. The increase in sales and marketing expenses during 1999 compared to 1998 resulted from higher sales commissions, increased participation in industry trade shows, and expanded marketing and advertising programs.

     Research and Development. Research and development expenses increased during the year ended December 31, 1999, compared to the year ended December 31, 1998 due to ongoing development of the UNIX product, new WebOrder modules and existing product enhancements.

     Other Income (Expense), Net. Net interest income increased in 1999 compared to 1998 due to interest income related to cash proceeds from the Company's initial public offering and the retirement of the Debentures in conjunction with the initial public offering. See "Liquidity and Capital Resources" and Note 7 of Notes to the Consolidated Financial Statements.

     Pro Forma Income Tax (Provision) Benefit. The pro forma effective tax rate for the year ended December 31, 1999 was a provision of 39.4% compared to 40.5% for the year ended December 31, 1998. Effective pro forma income tax rates differ from the federal statutory rates because of the following: (i) the effect of state income taxes; and (ii) the full valuation of net losses of foreign subsidiaries. Also, pro forma effective rates vary between periods because of the differing effects the net losses of foreign subsidiaries have on pro forma income before income taxes.

SEASONALITY

     The Company generally has realized lower revenue in the fourth quarter of the year than in the other quarters. The Company believes that this has been due primarily to the tendency of many of the Company's clients to avoid implementing a new system or an upgrade of an existing system during the holiday season, typically the busiest time of year for substantially all of the Company's clients. Due to all of the foregoing factors, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance.

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

     During 1999, the Company financed its operations and growth primarily from the issuance of debt and equity securities. For the year ended December 31, 2000, the Company financed its operations primarily through the use of remaining proceeds from its initial public offering. At December 31, 2000, the Company's primary sources of liquidity consisted of cash and cash equivalents totaling $36.8 million.

     The Company's operating activities used cash for the year ended December 31, 2000, in the amount of $1.1 million, and provided cash for the years ended December 31, 1999 and 1998, of $64,850, and $2.7 million, respectively. For the year ended December 31, 2000, the Company's operating cash was used primarily by losses from operations and increased income taxes receivable. For the year ended December 31, 1998, the Company's operating cash was provided by net income, continued deferral of interest payments due under the

Convertible Debentures, client deposits received in advance of recognized revenue, and increased accounts payable and accrued expenses partially offset by increases to accounts receivable.

     Cash used in investing activities was approximately $1.8 million, $1.2 million, and $585,000, for the years ended December 31, 2000, 1999, and 1998, respectively. This cash was used for capital expenditures in the ordinary course of business. The Company's capital expenditures relate primarily to purchases of computers, printers and software to support the Company's operations, as well as furniture, fixtures and leasehold improvements. The Company expects its rate of purchases of property and equipment will increase with the demand for more sophisticated computer equipment and software programs to maintain its competitiveness within its industry.

     For the year ended December 31, 2000, cash provided by financing activities totaled $542,000, which consisted primarily of proceeds from employee stock option exercises and the recovery of profits from certain beneficial owners pursuant to Section 16(b) of the Securities Exchange Act of 1934. This was slightly offset by the repurchase of 65,000 shares of the Company's common stock during the third quarter of 2000. The shares were purchased at an average price of $4.37 per share, for a total purchase price of $284,000. During 1999, cash provided by financing activities totaled $38.8 million, which consisted primarily of proceeds received from the Company's initial public offering and the underwriters' option to purchase additional shares. This was offset by repayment in full of the Convertible Debentures, payment of offering costs related to the Company's initial public offering and distributions made to its existing stockholders. For the year ended December 31, 1998, cash used in financing activities totaled $623,000, which consisted of distributions to stockholders and deferred offering costs.

     As of December 31, 2000, the Company had working capital of approximately $42.0 million as compared to approximately $43.3 million in 1999. The change in working capital is attributable to the Company's use of cash, coupled with a decrease in accounts receivable offset by an increase to the Company's income tax receivable. As of December 31, 1999, the Company had working capital of approximately $43.3 million as compared to working capital of approximately $3.9 million at December 31, 1998. The change in working capital from December 31, 1998 to December 31, 1999, resulted primarily from an increase in current assets of $42.4 million due to cash proceeds from the Company's initial public offering and the underwriters' exercising their option to purchase additional shares from the Company.

     Net accounts receivable decreased by approximately $1.4 million from December 31, 1999 to December 31, 2000. This decrease was primarily attributable to the $3.5 million decrease in sales between the fourth quarter of 2000 and the fourth quarter of 1999.

     Deferred revenue increased by approximately $70,000 from December 31, 1999 to December 31, 2000. Deferred revenue represents amounts billed to clients for which revenue will be recognized in future periods.

     In June 2000, the Company announced a stock repurchase plan, under which it was authorized to purchase up to one million shares of its common stock. To date the Company has repurchased 65,000 shares for a total cost of approximately $284,000. The Company does not believe any purchases under the plan will affect its ability to fund operations.

     As described elsewhere in this form 10-K under "Legal Proceedings," the Company is party to various legal proceedings including class action lawsuits. With respect to the class action lawsuits, management believes these class actions are without merit and intends to defend these lawsuits vigorously. At this time, the Company cannot reasonably estimate the ultimate loss, if any, related to these class actions and, therefore, the Company has not recorded an accrual for loss as of December 31, 2000. A loss in this litigation may have a material adverse effect on the Company's results of operations and financial condition.

     Based on its current available working capital, management believes there is sufficient funding to meet its operating expenditures for the foreseeable future.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1999, the FASB issued Statement of Financial Accounting Standards
(SFAS) Nos. 137 and 138, Accounting for Derivative Instruments and Hedging Activities, which amends the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for based on the use of the derivative and whether it is designated and qualifies for hedge accounting. SFAS Nos. 133 and 138 are effective for all fiscal quarters of the fiscal years beginning after June 30, 2000. The effect on January 1, 2001 of such adoption is not expected to have an impact on the Company.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. In March 2000, the SEC issued SAB 101A, which delayed the implementation date of SAB No. 101. In June 2000, the SEC issued SAB 101B, which further delayed the implementation date of SAB 101. The Company adopted SAB 101 beginning October 1, 2000, effective as of January 1, 2000. The adoption of SAB 101 did not have a material impact on our financial position or results of operations.

     In March 2000, the FASB issued Financial Interpretation No. 44 ("FIN 44"). "Accounting for Certain Transactions Involving Stock Compensation-an Interpretation of APB No. 25." FIN 44 clarifies the application of APB 25 for certain issues including: (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, except for the provisions that relate to modifications that directly or indirectly reduce the exercise price of an award and the definition of an employee, which were effective after December 15, 1998. The adoption of FIN 44 did not have a material impact on our financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Management believes the risk of loss arising from adverse changes in interest rates, foreign currency exchange rates, commodity prices and other relevant market rates and prices, such as equity prices, if any, is immaterial.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's consolidated financial statements as of December 31, 2000 and 1999 and for each of the years in the three-year period ended December 31, 2000, and the respective notes thereto, are set forth elsewhere in this report. An index of these financial statements appears in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     The information required by Items 10, 11, 12 and 13 of Part III of Form 10-K will be set forth in the definitive Proxy Statement of the Company relating to the 2001 Annual Meeting of Shareholders and is incorporated herein by reference. The Proxy Statement will be filed within 120 days of the fiscal year ended December 31, 2000.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) The following consolidated financial statements are filed as part of this Form 10-K:

          Ecometry Corporation and Subsidiaries Consolidated Financial
     Statements:

           Independent Auditors' Report

           Consolidated Balance Sheets at December 31, 2000 and 1999

           Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2000

           Consolidated Statements of Redeemable Preferred Stock and Stockholders' Equity (Deficit) for each of the years in the three-year period ended December 31, 2000

           Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2000

           Notes to Consolidated Financial Statements.

     (2) The following financial statement schedule is filed as part of this Form 10-K:

          Schedule II of Valuation and Qualifying Accounts.

     (3) See Exhibit Index included elsewhere herein.

     (b) Reports on Form 8-K:

     The Company filed a Report on Form 8-K dated November 13, 2000, which disclosed that the shareholders of the Company approved an amendment to the Company's Amended and Restated Articles of Incorporation to change the name of the Company from Smith-Gardner & Associates, Inc. to Ecometry Corporation.

     The Company filed a Report on Form 8-K dated December 4, 2000, which disclosed that the Company changed its name from Smith-Gardner & Associates, Inc. to Ecometry Corporation.

                     ECOMETRY CORPORATION AND SUBSIDIARIES
                  (FORMERLY SMITH-GARDNER & ASSOCIATES, INC.)

                       CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

                  (WITH INDEPENDENT AUDITORS' REPORT THEREON)

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Ecometry Corporation
(formerly Smith-Gardner & Associates, Inc.):

     We have audited the accompanying consolidated balance sheets of Ecometry Corporation and subsidiaries (formerly Smith-Gardner & Associates, Inc.) as of December 31, 2000 and 1999, and the related consolidated statements of operations, redeemable preferred stock, stockholders' equity (deficit) and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for each of the years in the three-year period ended December 31, 2000, as listed in item 14(a)2 of the Company's 2000 Annual Report on Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ecometry Corporation and subsidiaries (formerly Smith-Gardner & Associates, Inc.) as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG

Fort Lauderdale, Florida
January 19, 2001

                     ECOMETRY CORPORATION AND SUBSIDIARIES
                  (FORMERLY SMITH-GARDNER & ASSOCIATES, INC.)

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                                                  2000          1999
                                                              ------------   -----------
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 36,826,743   $39,245,784
  Accounts receivable, net of allowance for doubtful
     accounts of $901,028 in 2000 and $615,809 in 1999......     7,054,624     8,425,232
  Income tax receivable.....................................     1,994,535       382,246
  Inventory.................................................       313,568       275,022
  Prepaid expenses and other current assets.................       534,424       597,185
  Deferred taxes............................................       819,503       554,243
                                                              ------------   -----------
          Total current assets..............................    47,543,397    49,479,712
Property and equipment, net.................................     2,811,851     1,878,988
Other assets................................................       210,733       108,831
                                                              ------------   -----------
                                                              $ 50,565,981   $51,467,531
                                                              ============   ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  2,009,778   $ 2,435,556
  Accrued expenses..........................................     2,757,711     2,992,953
  Deferred revenue..........................................       728,977       658,979
  Current installments of obligations under capital
     leases.................................................        31,271        57,446
                                                              ------------   -----------
          Total current liabilities.........................     5,527,737     6,144,934
Obligations under capital leases, excluding current
  installments..............................................       114,823       121,607
Deferred taxes..............................................       167,471        38,850
                                                              ------------   -----------
          Total liabilities.................................     5,810,031     6,305,391
                                                              ------------   -----------
Commitments and contingencies (note 14)
Stockholders' equity:
  Common stock, $0.01 par value. Authorized 50,000,000
     shares; issued and outstanding 12,424,027 and
     12,276,578 shares as of December 31, 2000 and 1999,
     respectively...........................................       124,240       122,766
  Preferred stock, $.01 par value. Authorized 10,000,000
     shares; none issued and outstanding....................            --            --
  Additional paid-in capital................................    56,506,192    54,871,317
  Accumulated deficit.......................................   (11,415,891)   (9,831,943)
  Accumulated other comprehensive loss......................      (174,404)           --
  Treasury stock, at cost (65,000 shares in 2000)...........      (284,187)           --
                                                              ------------   -----------
          Total stockholders' equity........................    44,755,950    45,162,140
                                                              ------------   -----------
                                                              $ 50,565,981   $51,467,531
                                                              ============   ===========

See accompanying notes to consolidated financial statements.

                     ECOMETRY CORPORATION AND SUBSIDIARIES
                  (FORMERLY SMITH-GARDNER & ASSOCIATES, INC.)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2000

                                                                 2000          1999          1998
                                                              -----------   -----------   -----------
Revenue:
  License fees and software sales...........................  $22,070,081   $26,101,966   $18,096,841
  Computer hardware sales...................................    8,660,916     8,598,354     6,703,253
  Support...................................................    9,696,364     7,629,486     5,334,727
  Services..................................................    5,188,420     4,267,864     3,567,451
                                                              -----------   -----------   -----------
         Total revenue......................................   45,615,781    46,597,670    33,702,272
                                                              -----------   -----------   -----------
Cost of sales and services:
  License fees and software sales...........................    8,594,987     7,957,588     7,370,957
  Computer hardware sales...................................    7,082,957     6,371,708     4,915,784
  Support...................................................    6,097,512     5,049,726     3,222,260
  Services..................................................    3,525,181     3,164,593     2,270,562
                                                              -----------   -----------   -----------
         Total cost of sales and services...................   25,300,637    22,543,615    17,779,563
                                                              -----------   -----------   -----------
         Gross profit.......................................   20,315,144    24,054,055    15,922,709
Operating expenses:
  General and administrative................................   11,558,377     8,061,036     6,538,097
  Sales and marketing.......................................    7,824,764     5,584,798     2,430,460
  Research and development..................................    4,439,466     3,420,772     2,253,663
                                                              -----------   -----------   -----------
         Total operating expenses...........................   23,822,607    17,066,606    11,222,220
                                                              -----------   -----------   -----------
         (Loss) income from operations......................   (3,507,463)    6,987,449     4,700,489
Other (expense) income:
  Interest expense:
    Interest on outstanding debt............................           --      (165,000)   (1,800,000)
  Interest income...........................................    2,411,674     1,748,428       102,346
  Loss on disposal of property and equipment................     (113,636)           --            --
                                                              -----------   -----------   -----------
         (Loss) income before provision for income taxes....  $(1,209,425)  $ 8,570,877   $ 3,002,835
Provision for income taxes..................................     (374,523)   (3,048,446)           --
                                                              -----------   -----------   -----------
Net (loss) income...........................................  $(1,583,948)  $ 5,522,431   $ 3,002,835
                                                              ===========   ===========   ===========
Net (loss) income per share:
  Basic.....................................................  $     (0.13)  $      0.48   $      0.57
                                                              ===========   ===========   ===========
  Diluted...................................................  $     (0.13)  $      0.44   $      0.50
                                                              ===========   ===========   ===========
Weighted average shares used in calculating net (loss)
  income per share:
    Basic...................................................   12,371,771    11,621,598     5,263,100
                                                              ===========   ===========   ===========
    Diluted.................................................   12,371,771    12,426,427     8,131,344
                                                              ===========   ===========   ===========
Pro forma data (unaudited):
  Income before income tax expense..........................                $ 8,570,877   $ 3,002,835
  Pro forma provision for income tax expense................                 (3,377,446)   (1,214,770)
                                                                            -----------   -----------
  Pro forma net income......................................                $ 5,193,431   $ 1,788,065
                                                                            ===========   ===========
  Pro forma net income per share:
    Basic...................................................                $      0.45   $      0.34
                                                                            ===========   ===========
    Diluted.................................................                $      0.41   $      0.34
                                                                            ===========   ===========
Weighted average shares outstanding used in calculating pro
  forma net income per share (unaudited):
    Basic...................................................                 11,621,598     5,263,100
                                                                            ===========   ===========
    Diluted.................................................                 12,426,427     5,263,100
                                                                            ===========   ===========

See accompanying notes to consolidated financial statements.

                     ECOMETRY CORPORATION AND SUBSIDIARIES
                  (FORMERLY SMITH-GARDNER & ASSOCIATES, INC.)

  CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK, STOCKHOLDERS' EQUITY
                        (DEFICIT) AND COMPREHENSIVE LOSS
     FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2000

                         REDEEMABLE PREFERRED STOCK               STOCKHOLDERS' EQUITY (DEFICIT)
                         --------------------------   ------------------------------------------------------

                                                          COMMON STOCK
                                                      ---------------------     ADDITIONAL      ACCUMULATED
                           SHARES         AMOUNT        SHARES      AMOUNT    PAID-IN-CAPITAL    (DEFICIT)
                         -----------   ------------   ----------   --------   ---------------   ------------
Balance, December 31,
 1997..................           --   $         --    5,263,100   $ 52,631     $ 3,481,562     $(17,451,856)
 Non-cash compensation
   expense.............           --             --           --         --          34,696               --
 Shareholders
   distributions.......           --             --           --         --              --          (70,610)
 Net income............           --             --           --         --              --        3,002,835
                         -----------   ------------   ----------   --------     -----------     ------------
Balance, December 31,
 1998..................           --             --    5,263,100     52,631       3,516,258      (14,519,631)
 Issuance of redeemable
   convertible
   participating
   preferred stock.....       22,556            226           --         --              --               --
 Issuance of redeemable
   participating
   preferred stock.....       12,000     12,000,000           --         --              --               --
 Issuance of common
   stock in initial
   public offering, net
   of expenses.........           --             --    4,661,500     46,615      50,789,857               --
 Conversion of
   redeemable
   participating
   preferred stock.....      (22,556)          (226)   2,255,614     22,556         (22,556)              --
 Redemption of
   redeemable
   participating
   preferred stock.....      (12,000)   (12,000,000)          --         --              --               --
 Exercise of stock
   options.............           --             --       96,364        964         243,007               --
 Non-cash compensation
   expense.............           --             --           --         --          41,588               --
 Stockholder
   distributions.......           --             --           --         --              --         (834,743)
 Tax benefit on
   exercise of
   options.............           --             --           --         --         303,163               --
 Net income............           --             --           --         --              --        5,522,431
                         -----------   ------------   ----------   --------     -----------     ------------
Balance, December 31,
 1999..................           --             --   12,276,578    122,766      54,871,317       (9,831,943)
 Exercise of stock
   options.............           --             --      147,449      1,474         454,017               --
 Non-cash compensation
   expense.............           --             --           --         --          25,800               --
 Tax benefit on
   exercise of
   options.............           --             --           --         --         751,000               --
 Repayment of
   shareholder gain....           --             --           --         --         404,058               --
 Purchase of treasury
   stock...............           --             --           --         --              --               --
 Net loss..............           --             --           --         --              --       (1,583,948)
 Cumulative foreign
   currency translation
   adjustment..........           --             --           --         --              --               --
   Comprehensive loss..
                         -----------   ------------   ----------   --------     -----------     ------------
Balance, December 31,
 2000..................           --   $         --   12,424,027   $124,240     $56,506,192     $(11,415,891)
                         ===========   ============   ==========   ========     ===========     ============

                                STOCKHOLDERS' EQUITY (DEFICIT)
                         --------------------------------------------
                          ACCUMULATED
                             OTHER                        TOTAL
                         COMPREHENSIVE   TREASURY     STOCKHOLDERS'
                             LOSS          STOCK     (DEFICIT) EQUITY
                         -------------   ---------   ----------------
Balance, December 31,
 1997..................    $      --     $      --     $(13,917,663)
 Non-cash compensation
   expense.............           --            --           34,696
 Shareholders
   distributions.......           --            --          (70,610)
 Net income............           --            --        3,002,835
                           ---------     ---------     ------------
Balance, December 31,
 1998..................           --            --      (10,950,742)
 Issuance of redeemable
   convertible
   participating
   preferred stock.....           --            --               --
 Issuance of redeemable
   participating
   preferred stock.....           --            --               --
 Issuance of common
   stock in initial
   public offering, net
   of expenses.........           --            --       50,836,472
 Conversion of
   redeemable
   participating
   preferred stock.....           --            --               --
 Redemption of
   redeemable
   participating
   preferred stock.....           --            --               --
 Exercise of stock
   options.............           --            --          243,971
 Non-cash compensation
   expense.............           --            --           41,588
 Stockholder
   distributions.......           --            --         (834,743)
 Tax benefit on
   exercise of
   options.............           --            --          303,163
 Net income............           --            --        5,522,431
                           ---------     ---------     ------------
Balance, December 31,
 1999..................           --            --       45,162,140
 Exercise of stock
   options.............           --            --          455,491
 Non-cash compensation
   expense.............           --            --           25,800
 Tax benefit on
   exercise of
   options.............           --            --          751,000
 Repayment of
   shareholder gain....           --            --          404,058
 Purchase of treasury
   stock...............           --      (284,187)        (284,187)
 Net loss..............           --            --       (1,583,948)
 Cumulative foreign
   currency translation
   adjustment..........     (174,404)           --         (174,404)
                                                       ------------
   Comprehensive loss..                                  (1,758,352)
                           ---------     ---------     ------------
Balance, December 31,
 2000..................    $(174,404)    $(284,187)    $ 44,755,950
                           =========     =========     ============

See accompanying notes to consolidated financial statements.

                     ECOMETRY CORPORATION AND SUBSIDIARIES
                  (FORMERLY SMITH-GARDNER & ASSOCIATES, INC.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2000

                                                                 2000           1999          1998
                                                              -----------   ------------   -----------
Cash flows provided by operating activities:
  Net (loss) income.........................................  $(1,583,948)  $  5,522,431   $ 3,002,835
  Adjustments to reconcile net (loss) income to net cash
    (used in) provided by operating activities:
    Depreciation and amortization...........................      737,490        478,361       285,314
    Loss on disposal of property and equipment..............      113,636             --            --
    Deferred taxes, net.....................................     (136,639)      (515,393)           --
    Non-cash compensation expense...........................       25,800         41,588        34,696
    Bad debt expense........................................    1,751,036        251,293       458,330
    Change in assets and liabilities:
      Accounts receivable...................................     (506,671)    (2,821,385)   (4,468,245)
      Income tax receivable.................................   (1,611,073)      (382,246)           --
      Inventory.............................................      (38,546)       (77,557)       22,498
      Prepaid expenses and other current assets.............       60,077       (402,012)      (59,791)
      Other assets..........................................     (103,993)          (636)      (27,619)
      Accrued interest payable..............................           --     (4,500,000)    1,800,000
      Accounts payable......................................     (476,485)     1,274,783       612,423
      Accrued expenses......................................     (198,840)     1,398,756       173,207
      Deferred revenue......................................       81,419       (506,296)      781,897
    Tax benefit related to exercise of stock options........      751,000        303,163            --
                                                              -----------   ------------   -----------
         Net cash (used in) provided by operating
           activities.......................................   (1,135,737)        64,850     2,615,545
                                                              -----------   ------------   -----------
Cash flows used in investing activities:
  Capital expenditures......................................   (1,811,564)    (1,193,516)     (584,775)
                                                              -----------   ------------   -----------
         Net cash used in investing activities..............   (1,811,564)    (1,193,516)     (584,775)
                                                              -----------   ------------   -----------
Cash flows provided by (used in) financing activities:
  Payment of capital lease..................................      (32,959)            --            --
  Redemption of preferred stock.............................           --    (12,000,000)           --
  Distributions to stockholders.............................           --       (834,743)      (70,610)
  Proceeds from public offering of common stock, net........           --     51,388,418      (551,946)
  Proceeds from issuance of common stock....................      455,491        243,971            --
  Repurchase of Company stock...............................     (284,187)            --            --
  Repayment of shareholder gain.............................      404,058             --            --
                                                              -----------   ------------   -----------
         Net cash provided by (used in) financing
           activities.......................................      542,403     38,797,646      (622,556)
                                                              -----------   ------------   -----------
         Effect of foreign currency exchange rate changes on
           cash and cash equivalents........................      (14,143)            --            --
         Net (decrease) increase in cash and cash
           equivalents......................................   (2,419,041)    37,668,980     1,408,214
Cash and cash equivalents at beginning of year..............   39,245,784      1,576,804       168,590
                                                              -----------   ------------   -----------
Cash and cash equivalents at end of year....................  $36,826,743   $ 39,245,784   $ 1,576,804
                                                              ===========   ============   ===========
Supplemental cash flow information:
  Cash paid during the year for interest....................  $        --   $  4,665,000   $        --
                                                              ===========   ============   ===========
  Cash paid for income taxes................................  $ 1,372,451   $  3,430,692   $        --
                                                              ===========   ============   ===========
Supplemental disclosure of non-cash investing and financing
  information:
  Capital lease additions...................................  $        --   $    179,053   $        --
                                                              ===========   ============   ===========

See accompanying notes to consolidated financial statements.

                     ECOMETRY CORPORATION AND SUBSIDIARIES
                  (FORMERLY SMITH-GARDNER & ASSOCIATES, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Description of Business

     Ecometry Corporation (formerly Smith Gardner and Associates, Inc.), (the "Company") was incorporated on December 13, 1988 under the laws of the state of Florida. The Company primarily licenses a computer software package it designed and developed to automate companies that sell through catalogs, the Internet, media advertisement, direct mail or broadcast advertisements, and also sells the computer hardware required to use the software. The Company also provides consulting, training, programming and technical support services.

     The Company opened satellite offices in Sydney, Australia ("SGA Pty.") and Cambridge, England ("SGA Ltd.") in September 1997 and June 1997, respectively. These offices are separately incorporated and are wholly owned subsidiaries of the Company. The Company, through its wholly owned subsidiary, New Haven Software Corporation, incorporated in September 2000, purchased intellectual property and customer databases from Haven Corporation in November 2000.

     The consolidated financial statements include the accounts of the Company and its three wholly owned subsidiaries SGA Pty., SGA Ltd. and New Haven. All significant intercompany balances and transactions have been eliminated in consolidation.

  (b) Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

  (c) Inventory

     Inventory consists of computer hardware and software held for resale. It is stated at the lower of cost, as determined on a specific identification basis, or market.

  (d) Property and Equipment

     Property and equipment are stated at cost and are depreciated on the straight-line basis over the estimated useful lives of the assets which range from three to seven years. Leasehold improvements are amortized on the straight-line basis over the shorter of the lease term or estimated useful life of the asset.

     The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company has no impaired assets at December 31, 2000.

  (e) Software Development Costs

     The Company accounts for software development costs under Statement of Financial Accounting Standards No. 86, "Accounting for Costs of Computer Software to Be Sold, Leased or Otherwise Marketed" ("SFAS No. 86"). Under SFAS No. 86, the costs associated with software development are required to be

                     ECOMETRY CORPORATION AND SUBSIDIARIES
                  (FORMERLY SMITH-GARDNER & ASSOCIATES, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 2000 AND 1999 -- (CONTINUED)

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

  (f) Revenue Recognition

     The Company recognizes revenue in accordance with the provisions of Statement of Position 97-2, Software Revenue Recognition (SOP 97-2). SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on vendor specific objective evidence ("VSOE") of the relative fair values of the elements. VSOE is determined by the price charged when the element is sold separately. The revenue allocated to hardware and software products generally is recognized when the hardware and software have been delivered and installed, the fee is fixed and determinable and the collectibility is probable. The revenue allocated to post-contract customer support is consistent with fees charged for renewals and is recognized ratably over the term of the support. Revenue allocated to service elements is recognized as the services are performed.

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

     At December 31, 2000 and 1999, the Company had deferred revenue related to computer hardware and software sales, customer support and services paid in advance.

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

                     ECOMETRY CORPORATION AND SUBSIDIARIES
                  (FORMERLY SMITH-GARDNER & ASSOCIATES, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 2000 AND 1999 -- (CONTINUED)

  (h) Income Taxes

     The Company elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code (the "Code") through 1998. Accordingly, the taxable (loss) income of the Company was reported on the individual tax returns of the stockholders.

     On January 1, 1999, the Company terminated its S corporation status. In connection with this termination, the Company now records income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as a change in income in the period that includes the enactment date. The pro forma provision for income tax expense presented on the consolidated statements of operations for the year ended December 31, 1998 represent the estimated taxes that would have been recorded had the Company been a C corporation for income tax purposes for that period.

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

                                                                 1999         1998
                                                              ----------   ----------
Net income as reported......................................  $5,522,431   $3,002,835
Plus: interest expense on convertible debt assuming
  conversion................................................          --    1,800,000
Less: preferred stock dividends assuming conversion of debt
      to redeemable preferred stock.........................          --     (719,541)
                                                              ----------   ----------
Net income available to common stockholders, as adjusted....  $5,522,431   $4,083,294
                                                              ==========   ==========
Weighted average shares outstanding.........................  11,621,598    5,263,100
Common stock equivalents:
  Conversion of convertible debt............................          --    2,255,614
  Incremental shares using treasury stock method............     804,829      612,630
                                                              ----------   ----------
                                                              12,426,427    8,131,344
                                                              ==========   ==========
Basic net income per share..................................  $     0.48   $     0.57
                                                              ==========   ==========
Diluted net income per share................................  $     0.44   $     0.50
                                                              ==========   ==========

                     ECOMETRY CORPORATION AND SUBSIDIARIES
                  (FORMERLY SMITH-GARDNER & ASSOCIATES, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 2000 AND 1999 -- (CONTINUED)

     As of December 31, 2000 the only potential common shares are the options outstanding at the end of the year (note 8). These potential common shares have been excluded from the computation of diluted net loss per share for the year ended December 31, 2000, because their effect would have been antidilutive.

  (j) Pro Forma Net Income and Pro Forma Net Income Per Share Computations (Unaudited)

     The pro forma net income presented in the consolidated statements of operations reflects the pro forma effects for income taxes as if the Company had been a taxable entity for the periods presented. In addition, the pro forma net income for the year ended December 31, 1999 excludes a one-time tax benefit resulting from conversion of the S corporation to C corporation. Pro forma basic and diluted net income per share for each of the years ended December 31, 1999 and 1998 was computed by dividing pro forma net income by the weighted average number of shares of common stock outstanding.

     For the year ended December 31, 2000, there is no pro forma presentation since the Company was a C corporation for the entire year.

  (k) Foreign Currency Translation

     The functional currencies of the Company's foreign subsidiaries are their respective local currencies. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using average rates prevailing during the year. Resulting translation adjustments are accumulated as a component of stockholder's equity and comprehensive loss.

     The Company enters into transactions based on the Company's local currency which results in limited foreign currency risk. The Company does not utilize derivative instruments.

  (l) Use of Estimates

     The Company's management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

  (m) Start-up Costs

     In March 1998, the AICPA issued Statement of Position 98-5 ("SOP 98-5") "Reporting on the Costs of Start-Up Activities." Pursuant to the provisions of SOP 98-5, all costs associated with start-up activities, including organization costs, should be expensed as incurred. Companies that previously capitalized such costs were required to write off the unamortized portion of such costs as a cumulative effect of a change of accounting principle. The Company had an insignificant amount of these costs and the adoption of SOP 98-5 did not have a significant impact on the Company's consolidated financial statements.

  (n) Comprehensive Income

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes standards for reporting and displaying comprehensive income and its components in a full set of financial statements. SFAS No. 130 requires that companies classify items of other comprehensive earnings by their nature in a financial statement and display the balance of other comprehensive income separately from accumulated deficit and additional paid-in capital in the equity section of the balance sheet. Comprehensive income is defined as a change in

                     ECOMETRY CORPORATION AND SUBSIDIARIES
                  (FORMERLY SMITH-GARDNER & ASSOCIATES, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 2000 AND 1999 -- (CONTINUED)

equity during the financial reporting period of a business enterprise resulting from non-owner sources. The only component of accumulated other comprehensive loss is related to the Company's foreign currency translation adjustment in 2000.

  (o) Segment Reporting

     Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates in one segment, for management reporting purposes.

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

3. PROPERTY AND EQUIPMENT, NET

     Property and equipment, net of accumulated depreciation and amortization consists of the following:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
Office equipment............................................  $2,631,942   $2,760,548
Office furnishings and fixtures.............................     922,062      375,088
Leasehold improvements......................................     500,795      170,037
                                                              ----------   ----------
                                                               4,054,799    3,305,673
Less accumulated depreciation and amortization..............   1,242,948    1,426,685
                                                              ----------   ----------
                                                              $2,811,851   $1,878,988
                                                              ==========   ==========

4. LEASES

     The Company entered into an agreement to lease office facilities under a non-cancelable operating lease commencing January 1995 and expiring December 2001 with an option to renew for one five-year term. The lease contains certain incentives including rent abatements, rent discounts, leasehold improvement reimbursements, cash allowances and scheduled base rent increases over the term of the lease. In December 1999, the Company entered into an agreement to lease additional office facilities and extend the lease for existing facilities under a non-cancelable operating lease commencing December 1999 and expiring December 2006. Generally accepted accounting principles require that the full costs of a lease be recognized ratably over the term of the lease. Accordingly, the Company has recorded deferred credits of $939,610 and $678,631 at December 31, 2000 and 1999, respectively, to reflect the excess of rent expense over the incentives received.

                     ECOMETRY CORPORATION AND SUBSIDIARIES
                  (FORMERLY SMITH-GARDNER & ASSOCIATES, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 2000 AND 1999 -- (CONTINUED)

The deferred credit is included in accrued expenses in the accompanying consolidated balance sheets. In addition to the base rent payment, the Company pays a monthly allocation of the building's operating expenses. During 1997, the Company also entered into lease agreements for office facilities in the United Kingdom which expire in 2003 and Australia on a month-to-month basis. During 2000, the Company entered into a semi-annual facility lease agreement for its New Haven Software Corporation subsidiary.

     Future minimum lease payments under noncancelable facility leases as well as equipment leases and future minimum capital lease payments as of December 31, 2000 are as follows:

                                                              CAPITAL    OPERATING
YEAR ENDING DECEMBER 31,                                       LEASES      LEASES
------------------------                                      --------   ----------
2001........................................................  $ 46,591   $  881,994
2002........................................................    46,591    1,164,000
2003........................................................    46,591    1,128,398
2004........................................................    42,708    1,154,068
2005........................................................        --    1,200,152
Thereafter..................................................        --    1,248,349
                                                              --------   ----------
          Total minimum lease payments......................  $182,481   $6,776,961
                                                                         ==========
Less amount representing interest (at a rate of 9.65%)......    36,387
                                                              --------
  Present value of net minimum capital lease payments.......   146,094
Less current installments of obligations under capital
  leases....................................................    31,271
                                                              --------
  Obligations under capital leases, excluding current
     installments...........................................   114,823
                                                              ========

     Total rent expense associated with operating leases was $2,211,395, $1,344,496 and $1,237,607 during 2000, 1999 and 1998, respectively.

5. LINE OF CREDIT

     The Company has a $7.5 million line of credit with a financial institution. The interest rate is LIBOR (6.0 percent at December 31, 2000) plus 1.25 percent. As of December 31, 2000 the Company had no borrowings under this line of credit.

6. ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
Sales tax/VAT payable.......................................  $   47,556   $  256,792
Sales tax contingencies.....................................     380,562      546,091
Deferred rent...............................................     939,610      678,631
Accrued payroll.............................................     452,117      855,944
Accrued legal...............................................     160,000       32,000
Accrued vacation............................................     334,107      254,591
Accrued commissions.........................................     101,766       88,291
Other.......................................................     341,993      280,613
                                                              ----------   ----------
                                                              $2,757,711   $2,992,953
                                                              ==========   ==========

                     ECOMETRY CORPORATION AND SUBSIDIARIES
                  (FORMERLY SMITH-GARDNER & ASSOCIATES, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 2000 AND 1999 -- (CONTINUED)

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

8. EMPLOYEE BENEFIT AND STOCK OPTION PLANS

     The Company maintains an employee retirement savings plan (the "Plan") under Internal Revenue Code Section 401(k). The Plan is available to all full-time employees over 21 years of age with more than three months of employment with the Company. The Company provides matching contributions which vest to the employees immediately and range from 10 percent to 35 percent, depending on years of service of the matchable deferrals of each participant entitled to matching contributions, not to exceed 2.8 percent of the participant's compensation. There was $162,523, $160,278 and $102,713 provided by the Company in matching contributions for the years ended December 31, 2000, 1999 and 1998, respectively.

     SGA Ltd. also maintains an employee benefit plan (the "Ltd. Plan"). This is an employee-directed plan which allows the employees to set aside from 1 to 5 percent of their salary to be deposited to a fund of their choice. SGA Ltd. will match each employee's contribution from 1 to 5 percent of their salary. There was $56,916, $36,437 and $10,427 provided by the Company in matching contributions for the years ended December 31, 2000, 1999 and 1998, respectively.

     On April 1, 1996 the Company adopted a stock option plan. Under this plan, the Company may grant options for up to 850,000 shares of common stock. An option's maximum term is ten years. Each option vests as follows: 25 percent one year after the date of grant and the balance in successive equal quarterly installments of 6.25 percent each, at the end of each of the next 12 calendar quarters. At December 31, 2000, the Company has granted 638,582 options under this stock option plan at exercise prices ranging from $2.53 to $15.78 per share. Included in these granted options, on April 1, 1996, under the stock option plan 494,120 options to purchase common stock were granted to an executive officer of the Company. The options vest as follows: 82,353 shares one year after the grant date; 20,588 shares at the end of each of the next 12 calendar quarters subsequent to the vesting commencement date; 82,355 shares upon the date the aggregate market value of the Company's outstanding common stock has equaled or exceeded $100 million for 30 days (June 8, 1999); and the remaining 82,356 shares upon the earlier to occur of (a) March 21, 2006 or (b) the market value of the Company's outstanding common stock has equaled or exceeded $150 million for 30 days. Of the 494,120 of options granted, 394,120 options are exercisable and 100,000 options have already been exercised as of December 31, 2000.

     At June 30, 1998, the Company established an additional stock option plan ("1998 Stock Option Plan"). Under this plan the Company may grant options for up to 1,500,000 shares of common stock. On May 16, 2000, the 1998 Stock Option Plan was amended to increase the number of options authorized for issuance to

                     ECOMETRY CORPORATION AND SUBSIDIARIES
                  (FORMERLY SMITH-GARDNER & ASSOCIATES, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 2000 AND 1999 -- (CONTINUED)

2,250,000. At December 31, 2000, the Company has granted 1,871,559 options under the 1998 Stock Option Plan at exercise prices ranging from $3.00 to $17.35 per share. Each option vests 25 percent one year after the date of grant (the "vesting date") and an additional 25 percent on each of the next three anniversaries of the vesting date.

     The Company applies APB Opinion No. 25 in accounting for its stock option plan. Stock compensation expense is recognized at the date options are vested when the exercise price is lower than fair market value at the date of grant. Stock compensation expense for the years ended December 31, 2000, 1999 and 1998 was $25,800, $41,588 and $34,696, respectively. Had the Company determined compensation cost based on fair value at the grant date for its stock options under Statement No. 123, the Company's net (loss) income and net (loss) income per share for each of the years in the three-year period ended December 31, 2000 would have changed to pro forma amounts indicated below:

PRO FORMA DISCLOSURES                              2000           1999          1998
---------------------                           -----------    ----------    ----------
Net (loss) income:
  As reported.................................  $(1,583,948)   $5,522,431    $3,002,835
  Pro forma...................................  $(3,188,759)   $3,832,838    $2,655,001
Basic net (loss) income per share:
  As reported.................................         (.13)          .48           .57
  Pro forma...................................         (.26)          .33           .50
Diluted net (loss) income per share:
  As reported.................................         (.13)          .44           .50
  Pro forma...................................         (.26)          .31           .46

     The weighted-average fair market value per share of options granted to employees was estimated at $12.42, $10.65 and $1.62, for the years ended December 31, 2000, 1999 and 1998, respectively. The fair value of each option was estimated at the date of grant using the Black-Scholes model with the following assumptions used:

                                                           2000       1999       1998
                                                          -------    -------    -------
Expected life...........................................  6 years    6 years    5 years
Dividends...............................................     None       None       None
Risk-free interest rate.................................    5.24%      6.28%      5.65%
Expected volatility.....................................      56%        50%        50%

     The following table summarizes information about stock options outstanding under the Plans as of December 31, 2000:

                                   WEIGHTED
                                   AVERAGE      WEIGHTED                 WEIGHTED
                                  REMAINING     AVERAGE      NUMBER      AVERAGE
    EXERCISE         NUMBER      CONTRACTUAL    EXERCISE    OF SHARES    EXERCISE
     PRICE         OUTSTANDING   LIFE (YEARS)    PRICE     EXERCISABLE    PRICE
----------------   -----------   ------------   --------   -----------   --------
$ 2.53 to $ 3.75      524,634        5.28        $ 2.56      489,178      $ 2.53
$ 4.00 to $ 8.69      444,500        9.35          6.66       54,875        8.65
$ 9.31 to $12.00      655,003        7.55         11.94      288,146       12.00
$12.56 to $17.35      651,000        9.23         15.63        8,750       14.81
                    ---------                                -------
                    2,275,137                      9.80      840,949        6.30
                    =========                                =======

                     ECOMETRY CORPORATION AND SUBSIDIARIES
                  (FORMERLY SMITH-GARDNER & ASSOCIATES, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 2000 AND 1999 -- (CONTINUED)

     Option activity for the Plans is summarized as follows:

                                                                          WEIGHTED
                                                                           AVERAGE
                                                                          EXERCISE
                                                              NUMBER OF   PRICE PER
                                                               SHARES       SHARE
                                                              ---------   ---------
Balance outstanding at December 31, 1997....................    752,120    $ 2.53
  Options granted...........................................    667,761     11.57
  Options forfeited.........................................     (6,427)     2.53
                                                              ---------
Balance outstanding at December 31, 1998....................  1,413,454      6.80
  Options granted...........................................    454,500     10.52
  Options exercised.........................................    (96,364)     2.53
  Options forfeited.........................................    (62,892)     9.60
                                                              ---------
Balance outstanding at December 31, 1999....................  1,708,698
                                                              =========
  Options granted...........................................    886,000     12.42
  Options exercised.........................................   (147,449)     3.12
  Options forfeited.........................................   (172,112)    12.10
                                                              ---------
Balance at December 31, 2000................................  2,275,137      9.80
                                                              =========
Exercisable at December 31, 2000............................    840,949      6.30
                                                              =========

     Subsequent to December 31, 2000 an additional 25,000 shares were granted at prices ranging from $1.75 -- $3.50 per share.

     The amount of stock compensation expense to be recognized in the future as of December 31, 2000 is as follows:

YEAR ENDING DECEMBER 31,
------------------------
2001........................................................  $14,554
2002........................................................    1,031
                                                              -------
          Total future stock compensation expense...........  $15,585
                                                              =======

9. INCOME TAXES

     Pretax income (loss) is derived from the following sources:

                                                       2000          1999         1998
                                                    -----------   ----------   ----------
Domestic..........................................  $   848,183   $8,720,007   $3,155,995
Foreign...........................................   (2,057,608)    (149,130)    (153,160)
                                                    -----------   ----------   ----------
          Total...................................  $(1,209,425)  $8,570,877   $3,002,835
                                                    ===========   ==========   ==========

     The provision for income taxes for the years ended December 31, 2000 and 1999 represents the historical provision for income taxes of the Company which includes a one-time tax benefit due to the change from an S corporation to a C corporation. The unaudited pro forma provision for income taxes for the year ended December 31, 1998 represents the estimated taxes that would have been presented had the Company been a

                     ECOMETRY CORPORATION AND SUBSIDIARIES
                  (FORMERLY SMITH-GARDNER & ASSOCIATES, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 2000 AND 1999 -- (CONTINUED)

C corporation for income tax purposes for the year. The significant components of the provision for income taxes are as follows:

                                                 HISTORICAL    HISTORICAL     PRO FORMA
                                                    2000          1999          1998
                                                 ----------    ----------    -----------
                                                                             (UNAUDITED)
Current:
  Federal......................................  $ 375,060     $2,967,293    $1,004,126
  State........................................    136,102        596,027       203,627
                                                 ---------     ----------    ----------
          Total current........................    511,162      3,563,320     1,207,753
Deferred:
  Federal......................................    (68,381)      (486,379)        4,045
  State........................................    (68,258)       (28,495)        2,972
                                                 ---------     ----------    ----------
          Total deferred.......................   (136,639)      (514,874)        7,017
                                                 ---------     ----------    ----------
          Total income tax expense.............  $ 374,523     $3,048,446    $1,214,770
                                                 =========     ==========    ==========

     Current tax benefits of $751,000 and $303,163 related to the exercise of vested nonqualified stock options were credited directly to additional paid-in capital in 2000 and 1999, respectively.

     For the years ended December 31, 2000 and 1999, the reconciliation below represents the difference between the historical provision for income taxes calculated using the statutory federal income tax rate of 34 percent and the actual income tax. For the year ended December 31, 1998, the reconciliation represents the provision for income taxes calculated using the statutory federal income tax rate of 34 percent and the pro forma provision for income taxes:

                                                 HISTORICAL    HISTORICAL     PRO FORMA
                                                    2000          1999          1998
                                                 ----------    ----------    -----------
                                                                             (UNAUDITED)
Provision for income tax (benefit) expense
  using statutory tax rate.....................  $(411,205)    $2,914,185    $1,020,964
State income taxes, net of federal income tax
  benefit......................................     44,777        343,873       136,356
Change in valuation allowance..................    631,531         60,857        56,274
Effect of change to C-corporation..............         --       (329,519)           --
Difference between US and non-US tax rates.....     68,361        (10,153)       (7,298)
Other, net.....................................     41,059         69,203         8,474
                                                 ---------     ----------    ----------
Provision for income taxes expense.............  $ 374,523     $3,048,446    $1,214,770
                                                 =========     ==========    ==========

                     ECOMETRY CORPORATION AND SUBSIDIARIES
                  (FORMERLY SMITH-GARDNER & ASSOCIATES, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 2000 AND 1999 -- (CONTINUED)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are as follows:

                                                                 2000         1999
                                                              ----------    --------
Deferred tax assets:
  Accrued expenses..........................................  $  368,073    $314,426
  Allowance for doubtful accounts...........................     370,733     239,817
  Foreign and state net operating loss carryforward.........     539,256          --
  Other.....................................................     172,972          --
                                                              ----------    --------
          Total deferred tax asset..........................   1,451,034     554,243
Valuation allowance.........................................    (631,531)         --
                                                              ----------    --------
          Net deferred tax assets...........................     819,503     554,243
                                                              ----------    --------
Deferred tax liabilities:
  Depreciation and amortization.............................     110,623      38,607
  Other.....................................................      56,848         243
                                                              ----------    --------
          Total deferred tax liabilities....................     167,471      38,850
                                                              ----------    --------
          Net deferred tax asset............................  $  652,032    $515,393
                                                              ==========    ========

     Net operating loss carryforwards (NOL) generated by the UK and Australian subsidiaries were $1.2 million and $590,000, respectively. The Company's management believes that it is more likely than not that the results of future U.S. operations will generate sufficient taxable income to realize the deferred tax assets attributed to the U.S. operations. A valuation allowance for the full amount of the related tax benefit in the UK and Australian operations has been established due to the uncertainties associated with the utilization NOL carryforwards.

10. BUSINESS AND CREDIT CONCENTRATIONS

     The Company currently derives substantially all of its revenue from sales of its Ecometry Online family of products and related services and hardware. Any factor adversely affecting the sale of the Company's Ecometry Online products or other new products, could have a material affect on the Company's business, financial condition and results of operations.

     The Company sells its products primarily to customers located in the United States. In 2000, 2.5 percent of the Company's sales were to customers outside the United States.

     The Company purchases its hardware from a distributor of Hewlett Packard and 86 percent, 84 percent and 80 percent of its computer hardware was purchased from this distributor for the years ended December 31, 2000, 1999 and 1998, respectively. The Company owed this supplier $726,167, $769,884 and $259,102 at December 31, 2000, 1999 and 1998, respectively. Accordingly, any adverse change in the product pricing or the operations of this distributor could significantly affect the operating results of the Company.

     No single customer accounted for more than 10 percent of total revenue for each of the years in the three-year period ended December 31, 2000. In addition, there were accounts receivable from three customers at December 31, 2000 that exceeded 10 percent of total accounts receivable for approximately $2,972,000.

     The Company estimates an allowance for doubtful accounts generally based on an analysis of collections in prior years, the credit worthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company's estimate of its bad debts.

                     ECOMETRY CORPORATION AND SUBSIDIARIES
                  (FORMERLY SMITH-GARDNER & ASSOCIATES, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 2000 AND 1999 -- (CONTINUED)

     The Company increased the valuation allowance for its UK and Australian subsidiaries as described in note 9. The Company also recognized a deferred tax asset for its U.S. operations due to managements belief that there will be sufficient taxable income in the future to offset the NOL carryforwards. Consequently, an adverse change in those factors could affect the operating results of the Company.

11. EMPLOYEE STOCK PURCHASE PLAN

     In July 2000, the Company established an Employee Stock Purchase Plan
(ESPP). Under the ESPP, the Company is authorized to grant up to 250,000 shares of common stock to its employees. Stock is purchased at 85 percent of the lower price at the beginning or end of the offering period. The initial offering period began July 1, 2000 and ended on December 31, 2000. Under the ESPP, purchases of stock during each offering period are limited to $25,000, 10 percent of compensation and 500 shares. Payroll deductions are made for participating employees during the offering period. Participants may cancel up to the last day of the offering period and withdraw all funds. During the initial offering period, the Company issued 22,095 shares at $1.75 per share.

12. STOCK REPURCHASE PLAN

     On June 28, 2000, the Company announced that its Board of Directors approved a stock repurchase plan. Under the plan, the Company is authorized to repurchase up to one million shares of its common stock. The extent to which the Company repurchases its shares and the timing of such purchases will depend upon market conditions and other corporate considerations. The Company repurchased 65,000 shares of the Company's common stock under the plan as of December 31, 2000. The shares were purchased at an average price of $4.37 per share, for a total purchase price of $284,187 and recorded as treasury stock.

13. COMMITMENTS AND CONTINGENCIES

  Class Action Litigation

     Between June 22, 2000 and August 14, 2000, four purported class-action complaints were filed against the Company and several of its officers. All four complaints are substantially similar and allege, among other things, that the Company made material misrepresentations and omissions regarding the Company's future revenues, growth, expenditures, and whether its reserve for doubtful accounts complied with Generally Accepted Accounting Principles. Discovery in this action has not yet commenced and will be stayed pursuant to statute based on the filing of a motion to dismiss, which stay would be lifted in the event that the court denies such notion to dismiss. Management believes these actions are without merit and intends to defend them vigorously. There can be no assurance the Company will be successful in defending this claim. An unfavorable outcome could have a material adverse affect on the Company's business, financial condition or results of operation. At this time, the Company cannot reasonably estimate the ultimate loss, if any, or predict the outcome related to these actions and, therefore, the Company has not recorded an accrual for loss as of December 31, 2000.

  Creditor Bankruptcy

     In May 2000, one of the Company's clients discontinued its operations. On July 3, 2000, an involuntary bankruptcy petition for relief was commenced by certain creditors against the client. The Company and its Committee of Unsecured Creditors negotiated a settlement for the dismissal of the Involuntary Bankruptcy petition under which the Company's client would dedicate certain funds to be distributed to all of the holders of allowed, undisputed, uncontingent, and liquidated unsecured claims. The order approving the settlement

                     ECOMETRY CORPORATION AND SUBSIDIARIES
                  (FORMERLY SMITH-GARDNER & ASSOCIATES, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 2000 AND 1999 -- (CONTINUED)

was entered on November 2, 2000 and became final November 13, 2000. The Company received a settlement check in the amount of $172,578 in January 2001.

  Other Legal Matters

     The Company is also involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

14. SHORT-SWING PROFITS

     During fiscal year 2000, it was discovered by the Company that beneficial owners (as defined by the Securities Exchange Act of 1934) had profited from sales and subsequent purchases of the Company's common stock that were made within six months ("short-swing profits"). Pursuant to Section 16(b) of the Securities Exchange Act of 1934, the Company acted to recover these profits from the beneficial owners. As a result, the Company received $404,058, which has been credited to additional paid-in capital as a contribution to stockholders' equity (deficit).

15. NEW ACCOUNTING PRONOUNCEMENTS

     In June 1999, the FASB issued Statement of Financial Accounting Standards
(SFAS) Nos. 137 and 138, Accounting for Derivative Instruments and Hedging Activities, which amends the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for based on the use of the derivative and whether it is designated and qualifies for hedge accounting. SFAS Nos. 133 and 138 are effective for all fiscal quarters of the fiscal years beginning after June 30, 2000. The effect on January 1, 2001, of such adoption is not expected to have an impact on the Company.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. In March 2000, the SEC issued SAB 101A, which delayed the implementation date of SAB No. 101. In June 2000, the SEC issued SAB 101B, which further delayed the implementation date of SAB 101. The Company adopted SAB 101 beginning October 1, 2000, effective as of January 1, 2000. The adoption of SAB 101 did not have a material impact on our financial position or results of operations.

     In March 2000, the FASB issued Financial Interpretation No. 44 ("FIN 44"). "Accounting for Certain Transactions Involving Stock Compensation-an Interpretation of APB No. 25." FIN 44 clarifies the application of APB 25 for certain issues including: (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, except for the provisions that relate to modifications that directly or indirectly reduce the exercise price of an award and the definition of an employee, which were effective after December 15, 1998. The adoption of FIN 44 did not have a material impact on our financial position or results of operations.

                                                                     SCHEDULE II

                     ECOMETRY CORPORATION AND SUBSIDIARIES
                 (FORMERLY SMITH GARDNER AND ASSOCIATES, INC.)

                       VALUATION AND QUALIFYING ACCOUNTS
     FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2000

                                                    BALANCE AT                              BALANCE
                                                    BEGINNING       (A)           (B)        AT END
                                                     OF YEAR      CHARGES     DEDUCTIONS    OF YEAR
                                                    ----------   ----------   -----------   --------
Description:
  Reserves and allowances deducted from asset
     accounts:
     1998
       Allowance for doubtful accounts............   $469,227    $  413,624   $  (423,851)  $459,000
                                                     ========    ==========   ===========   ========
Description:
  Reserves and allowances deducted from asset
     accounts:
     1999
       Allowances for doubtful accounts...........   $459,000    $  251,293   $   (94,484)  $615,809
                                                     ========    ==========   ===========   ========
Description:
  Reserves and allowances deducted from asset
     accounts:
     2000
       Allowances for doubtful accounts...........   $615,809    $1,751,036   $(1,465,817)  $901,028
                                                     ========    ==========   ===========   ========

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

                                          ECOMETRY CORPORATION
                                                 (Registrant)

                                          By:     /s/ WILBURN W. SMITH
                                            ------------------------------------
                                                      Wilburn W. Smith
                                                   Chairman of the Board

Date: March 16, 2001

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

               /s/ MARTIN K. WEINBAUM                  Vice President -- Finance,       March 16, 2001
-----------------------------------------------------    Chief Financial Officer,
                 Martin K. Weinbaum                      Secretary and Treasurer
                                                         (Principal Financial and
                                                         Accounting Officer)

                /s/ ALLAN J. GARDNER                   Chief Technology Officer and     March 16, 2001
-----------------------------------------------------    Director
                  Allan J. Gardner

                /s/ WILBURN W. SMITH                   Executive Vice                   March 16, 2001
-----------------------------------------------------    President -- Sales and
                  Wilburn W. Smith                       Chairman

                /s/ FRANCIS H. ZENIE                   Director                         March 16, 2001
-----------------------------------------------------
                  Francis H. Zenie

                 /s/ ROBERT C. KNEIP                   Director                         March 16, 2001
-----------------------------------------------------
                   Robert C. Kneip

              /s/ JAMES J. FELCYN, JR.                 Director                         March 16, 2001
-----------------------------------------------------
                James J. Felcyn, Jr.

                                 EXHIBIT INDEX

EXHIBIT                                DESCRIPTION
-------                                -----------
  3.1      --  Amended and Restated Articles of Incorporation of the
               Company, as amended(4).
  3.2      --  By-Laws of the Company, as amended(5).
  3.3          Amendment to Amended and Restated Articles of Incorporation
               of the Company*
  4.1      --  Form of Certificate of Common Stock(2).
 10.1      --  Ecometry Corporation's Stock Option Plan(1).+
 10.2      --  Form of Stock Option Agreement pursuant to Ecometry
               Corporation's Stock Option Plan(1).+
 10.3      --  Ecometry Corporation's Amended and Restated 1998 Stock
               Option Plan, as amended (8).+
 10.4      --  Form of Stock Option Agreement pursuant to Ecometry
               Corporation's 1998 Stock Option Plan(1).+
 10.5      --  Ecometry Corporation's 401(k)/Profit Sharing Plan(2).+
 10.6      --  Debenture Purchase Agreement dated December 19, 1994(1).
 10.7      --  Form of Convertible Debenture Due 2000 issued to Advent VII
               L.P.(1).
 10.8      --  Form of Convertible Debenture Due 2000 issued to Advent
               Atlantic and Pacific II L.P.(1).
 10.9      --  Form of Convertible Debenture Due 2000 issued to Advent
               Industrial II L.P.(1).
 10.10     --  Form of Convertible Debenture Due 2000 issued to Advent New
               York L.P.(1).
 10.11     --  Form of Convertible Debenture Due 2000 issued to Chestnut
               Capital International.(1).
 10.12     --  Form of Convertible Debenture Due 2000 issued to TA Venture
               Investors Limited.(1).
 10.13     --  Registration Rights Agreement dated December 19, 1994(1).
 10.14     --  Non-Competition Agreement by and between Ecometry
               Corporation & and Wilburn Smith(1).
 10.15     --  Non-Competition Agreement by and between Ecometry
               Corporation and Allan Gardner(1).
 10.16     --  Form of Non-Compete Agreement executed by Ecometry
               Corporation's key employees(1).
 10.17     --  Lease Agreement dated July 1, 1994, by and between Arbors
               Associates, Ltd. and Ecometry Corporation(2).
 10.18     --  Agreement dated March 17, 1998, by and between Client
               Systems, Inc. and Ecometry Corporation(1).
 10.19     --  Agreement dated February 8, 1994, by and between Cognos
               Corporation and Ecometry Corporation(1).
 10.20     --  Agreement dated December 29, 1989, by and between Dynamic
               Information Systems Corporation and Ecometry Corporation(1).
 10.21     --  Tax Indemnification Agreement(1).
 10.22     --  Second Amendment to Lease Agreement dated December 1, 1999, by and between Arbors Associates, Ltd and Ecometry
               Corporation(6).

EXHIBIT                                DESCRIPTION
-------                                -----------
 10.23     --  Ecometry Corporation's Employee Stock Purchase Plan(7)+
 21.1      --  Subsidiaries of Ecometry Corporation*
 23.1      --  Consent of KPMG LLP*

---------------

 *   Filed herewith.
 +   Compensatory plan or arrangement.
(1)  Incorporated by reference to the exhibit of like number to
     Amendment No. 1 to Registrant's Registration Statement on
     Form S-1, File No. 333-63125, filed with the Commission on
     December 18, 1998.
(2)  Incorporated by reference to the exhibit of like number to
     Amendment No. 2 to Registrant's Registration Statement on
     Form S-1, File No. 333-63125, filed with the Commission on
     January 11, 1999.
(3)  Incorporated by reference to the exhibit of like number to
     Amendment No. 3 to Registrant's Registration Statement on
     Form S-1, File No. 333-63125, filed with the Commission on
     January 27, 1999.
(4)  Incorporated by reference to Exhibit 3.2 of the Amendment
     No. 2 to Registrant's Registration Statement on Form S-1,
     File No. 333-63125, filed with the Commission on January 11,
     1999.
(5)  Incorporated by reference to Exhibit 3.4 of the Amendment
     No. 2 to Registrant's Registration Statement on Form S-1,
     File No. 333-63125, filed with the Commission on January 11,
     1999.
(6)  Incorporated by reference to Exhibit 10.22 of the Annual
     Report on Form 10-K filed with the Commission on March 29,
     2000.
(7)  Incorporated by reference to Annex A of the Company's
     Definitive Proxy Statement on Schedule 14A filed on April
     12, 2000.
(8)  Incorporated by reference to Annex B of the Company's
     Definitive Proxy Statement on Schedule 14A filed on April
     12, 2000.