Form 10-Q
period 2001-03-31
ECOMETRY CORP
filed 2001-05-15
CIK 935322

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

(MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ________ TO ________

                          COMMISSION FILE NO. 0-25297

                             ---------------------

                              ECOMETRY CORPORATION

                      FLORIDA                                    65-0090038
             (State of Incorporation)                         (I.R.S. Employer
                                                             Identification No.)

            1615 SOUTH CONGRESS AVENUE, DELRAY BEACH, FL 33445-6368

                           Telephone:  (561) 265-2700

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,446,122 shares of the Registrant's Common Stock, par value $0.01 per share, were outstanding as of May 9, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              ECOMETRY CORPORATION

                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001

                                     INDEX

                                                                        PAGE
                                                                        ----
                       PART I. FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements (unaudited)

          a.) Condensed Consolidated Statements of Operations for the
          Three Months Ended March 31, 2001 and 2000..................    2

          b.) Condensed Consolidated Balance Sheets as of March 31,
          2001 and December 31, 2000..................................    3

          c.) Condensed Consolidated Statements of Cash Flows for the
          Three Months Ended March 31, 2001 and 2000..................    4

          d.) Notes to Condensed Consolidated Financial Statements....    5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    8

Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk........................................................   13

                         PART II. OTHER INFORMATION

Item 1.   Legal Proceedings...........................................   14

Item 2.   Changes in Securities and Use of Proceeds...................   14

Item 6.   Exhibits and Reports on Form 8-K............................   14

Signatures............................................................   15

                         PART I. FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     ECOMETRY CORPORATION AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Revenue:
  License fees..............................................  $   986    $ 4,024
  Third party software and hardware.........................    1,266      5,633
  Support...................................................    2,865      2,187
  Services..................................................    1,065      1,100
                                                              -------    -------
          Total revenue.....................................    6,182     12,944
Cost of revenue:
  License fees..............................................      782        918
  Third party software and hardware.........................      955      4,516
  Support...................................................    1,560      1,584
  Services..................................................      785        830
                                                              -------    -------
          Total cost of revenue.............................    4,082      7,848
                                                              -------    -------
Gross margin................................................    2,100      5,096
Operating expenses:
  General and administrative................................    2,703      2,204
  Sales and marketing.......................................    1,799      1,785
  Research and development..................................    1,287      1,097
                                                              -------    -------
          Total operating expenses..........................    5,789      5,086
                                                              -------    -------
Operating (loss) income.....................................   (3,689)        10
Interest income, net........................................      566        545
                                                              -------    -------
(Loss) income before income tax expense.....................   (3,123)       555
Income tax benefit (expense)................................      666       (235)
                                                              -------    -------
Net (loss) income...........................................  $(2,457)   $   320
                                                              =======    =======
Basic net (loss) income per share...........................  $ (0.20)   $  0.03
                                                              =======    =======
Diluted net (loss) income per share.........................  $ (0.20)   $  0.02
                                                              =======    =======
Weighted average shares used in basic per share
  computation...............................................   12,381     12,322
                                                              =======    =======
Weighted average shares used in diluted per share
  computation...............................................   12,381     13,192
                                                              =======    =======

See accompanying notes to unaudited condensed consolidated financial statements.

                     ECOMETRY CORPORATION AND SUBSIDIARIES

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              MARCH 31,   DECEMBER 31,
                                                                2001          2000
                                                              ---------   ------------
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 38,685      $ 36,827
  Accounts receivable, net of allowance for doubtful
     accounts of $971 at March 31, 2001 and $901 at
     December 31, 2000......................................     3,211         7,055
  Income tax receivable.....................................     2,119         1,995
  Inventory.................................................        33           313
  Deferred income taxes.....................................       571           819
  Prepaid expenses and other current assets.................     1,001           534
                                                              --------      --------
          Total current assets..............................    45,620        47,543
Property and equipment, net.................................     2,871         2,812
Other assets................................................       191           211
                                                              --------      --------
          Total assets......................................  $ 48,682      $ 50,566
                                                              ========      ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................  $  4,060      $  4,768
  Deferred revenue..........................................     2,035           729
  Current portion of capital lease obligation...............        31            31
                                                              --------      --------
          Total current liabilities.........................     6,126         5,528
Long term portion of capital lease obligation...............       107           115
Deferred income taxes.......................................       170           167
                                                              --------      --------
          Total liabilities.................................     6,403         5,810
Stockholders' equity:
  Common stock, $.01 par value. Authorized 50,000,000
     shares; issued and outstanding 12,446,122 shares and
     12,424,027 at March 31, 2001 and December 31, 2000,
     respectively...........................................       124           124
  Additional paid in capital................................    56,539        56,506
  Accumulated deficit.......................................   (13,873)      (11,416)
  Accumulated other comprehensive loss......................      (227)         (174)
  Treasury stock, at cost (65,000 shares at March 31, 2001
     and December 31, 2000).................................      (284)         (284)
                                                              --------      --------
          Total stockholders' equity........................    42,279        44,756
                                                              --------      --------
          Total liabilities and stockholders' equity........  $ 48,682      $ 50,566
                                                              ========      ========

See accompanying notes to unaudited condensed consolidated financial statements.

                     ECOMETRY CORPORATION AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              FOR THREE MONTHS
                                                                    ENDED
                                                                  MARCH 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
Net (loss) income...........................................  $(2,457)  $   320
Adjustments to reconcile net (loss) income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization expense.....................      206       155
  Non-cash compensation expense.............................       --         7
  Tax benefit from stock option exercises...................                730
  Bad debt expense..........................................       99        71
  Deferred income taxes.....................................      251        --
  Change in assets and liabilities:
     Accounts receivable....................................    3,707    (4,561)
     Income tax receivable..................................     (124)     (710)
     Inventory..............................................      281       131
     Prepaid expenses and other current assets..............     (467)      (32)
     Other assets...........................................       19        (7)
     Accounts payable and accrued expenses..................     (711)    1,397
     Deferred revenue.......................................    1,312       819
                                                              -------   -------
          Net cash provided by (used in) operating
           activities.......................................    2,116    (1,680)
Cash flows used in investing activities:
  Capital expenditures......................................     (277)     (992)
                                                              -------   -------
          Net cash used in investing activities.............     (277)     (992)
Cash flows provided by (used in) financing activities:
  Proceeds from issuance of common stock....................       33       414
  Payments on capital lease.................................       (8)       (9)
                                                              -------   -------
          Net cash provided by financing activities.........       25       405
Effect of exchange rates on cash and cash equivalents.......       (6)       (3)
                                                              -------   -------
Net increase (decrease) in cash and cash equivalents........    1,858    (2,270)
Cash and cash equivalents at beginning of period............   36,827    39,246
                                                              -------   -------
Cash and cash equivalents at end of period..................  $38,685   $36,976
                                                              =======   =======
Supplemental cash flow information:
  Cash paid for income taxes................................  $    --   $   976
                                                              =======   =======

See accompanying notes to unaudited condensed consolidated financial statements.

                     ECOMETRY CORPORATION AND SUBSIDIARIES

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                 MARCH 31, 2001

1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the periods presented have been included. These unaudited condensed consolidated financial statements should be read in connection with the Annual Report on Form 10-K of Ecometry Corporation ("Company") as of and for the year ended December 31, 2000.

     The results of operations for the three months ended March 31, 2001 are not necessarily indicative of results that may be expected for the full fiscal year.

2.  PRINCIPLES OF CONSOLIDATION

     The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

3.  EARNINGS PER SHARE

     Basic net income per share is calculated using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of common share equivalents ("CSE's") outstanding using the treasury stock method. CSE's consisting of approximately 521 stock options were not included in the diluted net loss per share calculation for the three months ended March 31, 2001 since their effect would be antidilutive. The numbers presented below are in thousands, except per share amounts.

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Basic net (loss) income:
Net (loss) income...........................................  $(2,457)   $   320
                                                              =======    =======
Weighted average common shares outstanding..................   12,381     12,322
                                                              =======    =======
Basic net (loss) income per share...........................  $ (0.20)   $  0.03
                                                              =======    =======
Diluted net (loss) income:
Net (loss) income...........................................  $(2,457)   $   320
                                                              =======    =======
Weighted average common shares outstanding..................   12,381     12,322
Dilutive common stock equivalents...........................       --        870
                                                              -------    -------
Equivalent shares...........................................   12,381     13,192
                                                              =======    =======
Diluted net (loss) income per share.........................  $ (0.20)   $  0.02
                                                              =======    =======

4.  STOCK REPURCHASE PLAN

     On June 28, 2000, the Company announced that its Board of Directors approved a stock repurchase plan. Under the plan, the Company is authorized to repurchase up to one million shares of its common stock. The

                     ECOMETRY CORPORATION AND SUBSIDIARIES

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

extent to which the Company repurchases its shares and the timing of such purchases will depend upon market conditions and other corporate considerations. To date, the Company has repurchased 65,000 shares of the Company's common stock under the plan. The shares were purchased at an average price of $4.37 per share, for a total purchase price of $284,000 and recorded as treasury stock. No shares were repurchased during the first quarter of 2001.

5.  REVENUE RECOGNITION

     The Company follows SO 97-2, SOFTWARE REVENUE RECOGNITION (as amended by SOP 98-9). SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on vendor specific objective evidence ("VSOE") of the relative fair values of the elements. VSOE is determined by the price charged when the element is sold separately. The revenue allocated to hardware and software products generally is recognized when the hardware and software have been delivered and installed, the fee is fixed and determinable and the collectibility is probable. The revenue allocated to post contract customer support is consistent with fees charged for renewals and is recognized ratably over the term of the support. Revenue allocated to service elements is recognized as the services are performed.

6.  FOREIGN CURRENCY TRANSLATION

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

7.  COMPREHENSIVE INCOME

     The Company's total comprehensive (loss) income is as follows (in thousands):

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2001       2000
                                                              -------    -------
                                                                 (UNAUDITED)
Net (loss) income...........................................  $(2,457)   $   320
Other comprehensive loss:
  Foreign currency translation adjustments..................      (53)       (36)
                                                              -------    -------
          Total comprehensive (loss) income.................  $(2,510)   $   284
                                                              =======    =======

8.  NEW ACCOUNTING PRONOUNCEMENTS

     In June 1999, the FASB issued Statement of Financial Accounting Standards
(SFAS) Nos. 137 and 138, Accounting for Derivative Instruments and Hedging Activities, which amends the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for based on the use of the derivative and whether it is designated and qualifies for hedge accounting. SFAS Nos. 133 and 138 are effective for all fiscal quarters of the fiscal years beginning after June 30, 2000. The effect on January 1, 2001 of such adoption did not have an impact on the Company's unaudited consolidated financial statements.

                     ECOMETRY CORPORATION AND SUBSIDIARIES

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. In March 2000, the SEC issued SAB 101A, which delayed the implementation date of SAB No. 101. In June 2000, the SEC issued SAB 101B, which further delayed the implementation date of SAB 101. The Company adopted SAB 101 beginning October 1, 2000, effective as of January 1, 2000. The adoption of SAB 101 did not have an impact on our financial position or results of operations.

9.  CONTINGENCIES

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

     On September 11, 2000 the court consolidated all four actions, and appointed four individuals to serve as "lead plaintiffs." The plaintiffs filed their Consolidated Amended Complaint on November 20, 2000. On January 4, 2001 the defendants filed a motion to dismiss the consolidated complaint. The plaintiffs filed an opposition to the defendants' motion to dismiss on February 20, 2001. The Company's reply in support of the motion to dismiss was filed on March 21, 2001 and oral argument was held on April 2, 2001. The motion to dismiss is currently under consideration with the Court.

     Discovery in this action has not yet commenced and will be stayed pursuant to statute based on the filing of the motion to dismiss. The stay would be lifted in the event that the court denies the motion to dismiss. Management believes these plaintiffs claims are without merit and intends to defend them vigorously. At this time, the Company cannot reasonably estimate the ultimate loss, if any, related to this action and, therefore, the Company has not recorded an accrual for loss as of March 31, 2001.

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

     The following table sets forth, for the periods indicated, the dollar and percentage changes of statement of operations items:

                                                 THREE MONTHS ENDED     CHANGE THREE MONTHS
                                                      MARCH 31,        ENDED MARCH 31, 2001
                                                 -------------------   ---------------------
                                                   2001       2000        $           %
                                                 --------    -------   --------   ----------
Revenue:
  License fees.................................  $   986     $4,024    $(3,038)       (75.5)%
  Third party software and hardware............    1,266      5,633     (4,367)       (77.5)
  Support......................................    2,865      2,187        678         31.0
  Services.....................................    1,065      1,100        (35)        (3.2)
                                                 -------     ------    -------    ---------
          Total revenue........................    6,182     12,944     (6,762)       (52.2)
Cost of revenue:
  License fees.................................      782        918       (136)       (14.9)
  Third party software and hardware............      955      4,516     (3,561)       (78.9)
  Support......................................    1,560      1,584        (24)        (1.5)
  Services.....................................      785        830        (45)        (5.5)
                                                 -------     ------    -------    ---------
          Total cost of revenue................    4,082      7,848     (3,766)       (48.0)
                                                 -------     ------    -------    ---------
Gross margin...................................    2,100      5,096     (2,996)       (58.8)
Operating expenses:
  General and administrative...................    2,703      2,204        499         22.7
  Sales and marketing..........................    1,799      1,785         14          0.8
  Research and development.....................    1,287      1,097        190         17.4
                                                 -------     ------    -------    ---------
          Total operating expenses.............    5,789      5,086        703        (13.8)
                                                 -------     ------    -------    ---------
(Loss) income from operations..................   (3,689)        10     (3,699)   (35,824.3)
Interest income, net...........................      566        545         21          4.0
                                                 -------     ------    -------    ---------
(Loss) income before income tax expense........   (3,123)       555     (3,678)      (662.8)
Income tax benefit (expense)...................      666       (235)       901        383.0
                                                 -------     ------    -------    ---------
Net (loss) income..............................  $(2,457)    $  320    $(2,777)      (868.7)%
                                                 =======     ======    =======    =========

     The following table sets forth, for the periods indicated, the dollar and percentage changes for new and existing client sales by system component:

                                                           THREE MONTHS ENDED    CHANGE THREE MONTHS
                                                               MARCH 31,        ENDED MARCH 31, 2001
                                                           ------------------   ---------------------
                                                            2001       2000         $            %
                                                           -------    -------   ---------      ------
New client system sales:
  License fees...........................................  $  445     $1,559     $(1,114)       71.5%
  Third party software and hardware......................     531      1,902      (1,371)       72.1
                                                           ------     ------     -------        ----
          Total new client system sales..................  $  976     $3,461     $(2,485)       71.8%
                                                           ======     ======     =======        ====
Existing client system sales:
  License fees...........................................  $  542     $2,465     $(1,923)       78.0%
  Third party software and hardware......................     734      3,731      (2,997)       80.3
                                                           ------     ------     -------        ----
          Total existing client system sales.............  $1,276     $6,196     $(4,920)       79.4%
                                                           ======     ======     =======        ====

  Three Months Ended March 31, 2001 Compared to Three Months Ended March 31,
  2000

     Sales of License Fees. License fee sales accounted for approximately 16.0% of the Company's total revenue for the three months ended March 31, 2001. License fees sales consist of license fees for the installation of the Company's Ecometry software and related modules, and additional user license fees for its existing clients. License fees are based primarily on the number of users. Computer software license fees decreased 75.5% during the three months ended March 31, 2001 compared to the same period in 2000. New client computer software sales decreased 71.5% from $1.6 million for the three months ended March 31, 2000 to $445,000 in 2001, and existing client computer software sales decreased 78.0%, from $2.5 million to $542,000 for the same periods. This decrease in revenue is primarily attributable to a general slow down in the economy, which resulted in fewer new system sales and customer upgrade sales.

Sales of Third Party Software and Hardware. Sales of third party software and hardware accounted for approximately 20.5% of the Company's total revenue for the three months ended March 31, 2001. Sales of third party software and computer hardware consist of sales of license fees for third-party operating system software, computer hardware systems and peripheral hardware components. Third party software and computer hardware revenue decreased 77.5% for the three months ended March 31, 2001, compared to the three months ended March 31, 2000. This decrease in revenue is related to lower software sales. Third party software and computer hardware revenue relating to new client sales decreased 72.1% to $531,000 for the three months ended March 31, 2001, compared to $1.9 million for the same period in 2000. Third party software and computer hardware upgrades were $734,000 for the three months ended March 31, 2001 and $3.7 million for the period ending March 31, 2000.

     Support. Support revenue accounted for approximately 46.4% of the Company's total revenue during the three months ended March 31, 2001. Support revenue consists of fees for technical support services and updates for the Ecometry software, optional modules, and integrated third-party software utilities. Support revenue increased 31.0% during the three months ended March 31, 2001, compared to the three months ended March 31, 2000. The increase resulted from the addition of new clients during 2000, as well as support fee increases related to software user license upgrades.

     Services. Services revenue accounted for approximately 17.2% of the Company's revenue for the three months ended March 31, 2001. Services revenue consists principally of revenue derived from consulting, custom programming, training, and web design. Services revenue decreased 3.2% for the first quarter of 2001 compared to the same period in 2000. This decrease in revenue was primarily due to the deterioration of the economy, which resulted in customers requesting fewer services.

     Total Revenue. Total revenue decreased 52.2% for the three months ended March 31, 2001. New client sales decreased 71.8% to $976,000 from $3.5 million for the three months ended March 31, 2001. Sales to existing customers decreased by 79.40% from $1.3 million to $6.2 million due to fewer system upgrades during the quarter ended March 31, 2001. The decrease in system sales is primarily due to the global economic slow-down.

     Cost of License Fees. Cost of license fees, which consists of installation and training salaries directly related to new software sales and subcontractor fees, decreased 14.9% during the three months ended March 31, 2001, compared to the three months ended March 31, 2000. This decrease is due to lower personnel costs during 2001 as a result of fewer installation and training employees. Cost of computer software as a percentage of software license fees increased to 79.3% from 22.8% for the three months ended March 31, 2001. This increase is due to lower software sales of proprietary software combined with fixed salary costs.

     Cost of Third Party Software and Hardware. Cost of third party software and hardware sales, which includes license fees for third-party operating system software, purchases of computer hardware systems and peripheral hardware components, decreased 78.9% for the three months ended March 31, 2001, compared to the same period in 2000. This decrease is attributable to lower sales of third party software and hardware. Cost of third party software and hardware as a percentage of third party software and hardware revenue was 75.4% and 80.2% for the three months ended March 31, 2001 and 2000, respectively. This decrease was primarily attributable to lower sales discounts on computer hardware systems.

     Cost of Support. Cost of support consists primarily of personnel costs associated with the support of the Company's software products and third-party computer software packages, and the cost of user documentation distributed to clients. Cost of support decreased 1.5% for the three months ended March 31, 2001 from the same period in 2000. The decrease was primarily due to fewer support personnel in 2001. Cost of support as a percentage of support revenue decreased to 54.5% from 72.4% for the three months ended March 31, 2001 and 2000, respectively. This decrease is due to new client additions combined with fewer support personnel.

     Cost of Services. Cost of services, which consists of salaries for professional services employees, allocated salaries for training and programming personnel, and payments to outside contractors, decreased 5.5% during the three months ended March 31, 2001, compared to the same period in 2000. Cost of services as a percentage of services revenue decreased to 73.7% for the three months ended March 31, 2001 from 75.5% for the same period in 2000. The decrease in cost resulted primarily from lower personnel costs and increased efficiencies.

     Total Cost of Revenue. Total cost of sales and services decreased by 48.0% for the three months ended March 31, 2001, compared to the same period in 2000. The decrease in total cost of sales and services is primarily attributable to lower system sales and lower personnel costs during the first quarter of 2001.

     General and Administrative. General and administrative expenses include the cost of the Company's facility, finance, human resources, information services, and administrative functions. General and administrative expenses increased 22.7% for the three months ended March 31, 2001, compared to the same period in 2000. This increase was due primarily to increased infrastructure cost consisting of higher personnel costs, insurance costs, and domestic subsidiary expenses. General and administrative expenses as a percentage of total revenue increased to 43.7% for the three months ended March 31, 2001 from 17.0% for the same period in 2000. The Company has implemented and will continue to implement cost cutting measures to reduce expenses as necessary, provided such measures are not detrimental to the Company's goals.

     Sales and Marketing. Sales and marketing expenses include personnel costs, sales commissions related to sales and marketing of the Company's products and services, and the cost of advertising, and participation in industry conferences and trade shows. Sales and marketing expenses increased by 0.8% for the three months ended March 31, 2001, compared to the same period in 2000. Sales and marketing expenses as a percentage of total revenue increased to 29.1% for the three months ended March 31, 2001 from 13.8% for the three months ended March 31, 2000. The Company has, and will continue to reduce sales and marketing expenditures as required.

     Research and Development. Research and development expenses include costs associated with the development of new products. Such expenses consist primarily of employee salaries and benefits, consulting expenses (including amounts paid to subcontractors for development work), and the cost of development software and hardware. Research and development expenses increased 17.4% during the three months ended March 31, 2001 compared to the same period in 2000. This increase was primarily due to ongoing investment in the development of new and improved products. The Company expects to continue making significant investments in new and enhanced products in future periods to ensure competitive positioning as global economic conditions improve.

     (Loss) Income from Operations. As a result of the foregoing factors, the Company experienced a loss of $3.7 million from operations for the three months ended March 31, 2001 compared to income of $10,000 from operations for the same period last year.

     Interest Income, Net. Net interest income increased by 4.0% for the three months ended March 31, 2001, compared to the same period in 2000. The increase was due to slightly higher interest rates earned on cash balances.

     Income Tax Expense. The effective income tax rate for the three months ended March 31, 2001 was 21.3% compared to 42.4% for the first quarter of 2000. The effective income tax rate differs from the federal statutory rates because of the following: (i) the establishment of a partial valuation allowance against federal and state deferred tax assets, (ii) the effect of state income taxes, and (iii) the full valuation of net losses of foreign subsidiaries. Also, effective rates vary between periods because of the differing effects the net income and losses of foreign subsidiaries have on income before income taxes.

     Net (Loss) Income. As a result of the above factors, the Company experienced a net loss of $2.5 million for the three months ended March 31, 2001 compared to net income of $320,000 for the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2001, the Company's primary sources of liquidity consisted of cash and cash equivalents totaling $38.7 million.

     The Company's operating activities provided cash for the three months ended March 31, 2001 in the amount of $2.1 million and used cash in the amount of $1.7 million for the same period in 2000. The increase in cash provided was primarily due to the collection of outstanding account receivable balances during the three months ended March 31, 2001.

     Cash used in investing activities was approximately $277,000 and $992,000, for the three months ended March 31, 2001 and 2000, respectively. This cash was used for capital expenditures, which relate primarily to purchases of computers, printers and software to support the Company's operations, as well as furniture, fixtures and leasehold improvements. Capital expenditures increased significantly during the first three months of 2000 due to expenses associated with an expansion of existing facilities. The Company expects to reduce its purchases of property and equipment for the remainder of fiscal 2001.

     For the three months ended March 31, 2001, cash provided by financing activities totaled $25,000, which consisted primarily of proceeds from sales of common stock under the Company's employee stock purchase plan. Cash provided by financing activities totaled $405,000 for the three months ended March 31, 2000, which consisted primarily of proceeds from the exercise of employees stock options.

     As of March 31, 2001, the Company had working capital of approximately $39.5 million as compared to working capital of approximately $43.9 at March 31, 2000.

     As described elsewhere in this form 10-Q under "Legal Proceedings," the Company is party to various legal proceedings including class action lawsuits. With respect to the class action lawsuits, management believes these class actions are without merit and intends to defend these lawsuits vigorously. At this time, the Company cannot reasonably estimate the ultimate loss, if any, related to these class actions and, therefore, the Company has not recorded an accrual for loss as of March 31, 2001. A loss in this litigation could have a material adverse effect on the Company's results of operations and financial condition.

     In June 2000, the Company announced a stock repurchase plan, under which it was authorized to purchase up to one million shares of its common stock. To date the Company has repurchased 65,000 shares totaling to $284,000. The Company does not believe any purchases under the plan will affect its ability to fund operations.

     Management believes that it has adequate cash to finance operations for the foreseeable future.

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

     - uncertainties regarding the outcome of pending class action litigation against the Company;

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     From time to time, the Company is involved in legal proceedings incidental to the conduct of its business. Other than as disclosed below and in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, the Company believes that litigation, individually or in the aggregate, to which it is currently a party, is not likely to have a material adverse affect on the Company's business, financial condition or results of operations.

     Between June 22, 2000 and August 14, 2000, four purported class-action complaints were filed against the Company and Messrs. Gary G. Hegna, Martin K. Weinbaum, Allan Gardner and Wilburn Smith, officers of the Company, in the United States District Court for the Southern District of Florida.

     All four complaints were substantially similar and alleged, among other things that the Company made material misrepresentations and omissions regarding the Company's future revenues, growth, expenditures, and that the Company failed to disclose adverse information regarding the collectibility of amounts owed by a client. The complaints alleged that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 there under by making untrue statements or omitting to state material facts in connection with purchases of Company common stock by the plaintiffs and others in the purported class from October 27, 1999 through June 16, 2000, and that the defendants violated Section 20(a) of the Exchange Act through the same conduct by virtue of their allegedly being "controlling persons" of the Company. The Complaints generally sought, among other things, certification as a class and an award of damages in an amount to be determined at trial.

     On September 11, 2000 the court consolidated all four actions, and appointed four individuals to serve as "lead plaintiffs." The plaintiffs filed their Consolidated Amended Complaint on November 20, 2000. On January 4, 2001 the defendants filed a motion to dismiss the consolidated complaint. The plaintiffs filed an opposition to the defendants' motion to dismiss on February 20, 2001. The Company's reply in support of the motion to dismiss was filed on March 21, 2001 and oral argument was held on April 2, 2001. The motion to dismiss is currently under consideration with the Court.

     Discovery in this action has not yet commenced and will be stayed pursuant to statute based on the filing of the motion to dismiss. The stay would be lifted in the event that the court denies the motion to dismiss. Management believes these plaintiffs claims are without merit and intends to defend them vigorously. At this time, the Company cannot reasonably estimate the ultimate loss, if any, related to this action and, therefore, the Company has not recorded an accrual for loss as of March 31, 2001.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On January 29, 1999, the Company's Registration Statement on Form S-1, File No. 333-63125, relating to the Company's initial public offering was declared effective by the SEC. As of May 9, 2001, the proceeds of the offering have been used as follows: (i) to redeem in full the Company's outstanding Redeemable Participating Preferred Stock ($12.0 million) and (ii) to repay accrued interest related to the Convertible Debentures ($4.7 million). Management expects that the balance of the net proceeds of the offering will be utilized to finance potential future acquisitions and for general corporate purposes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

     None.

     (b) Reports on Form 8-K:

     The Company filed a Report on Form 8-K dated February 21, 2001, which noted that effective March 1, 2001, Gary G. Hegna had resigned as the Chairman and Chief Executive Officer of the Company.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ECOMETRY CORPORATION

                                          By:    /s/ MARTIN K. WEINBAUM
                                            ------------------------------------
                                                     Martin K. Weinbaum
                                              Vice President Finance and Chief
                                                      Financial Officer
                                            (Principal Financial and Accounting
                                            Officer and Duly Authorized Officer)

Date: May 15, 2001