Form 10-Q
period 2001-06-30
ECOMETRY CORP
filed 2001-08-02
CIK 935322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period from _______ to _______

                           Commission File No. 0-25297

                                 --------------

                              ECOMETRY CORPORATION

        FLORIDA                                         65-0090038
 (State of Incorporation)                  (I.R.S. Employer Identification No.)


             1615 SOUTH CONGRESS AVENUE, DELRAY BEACH, FL 33445-6368
                            TELEPHONE: (561) 265-2700

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,469,287 shares of the Registrant's Common Stock, par value $0.01 per share, were outstanding as of July 27, 2001.

                              ECOMETRY CORPORATION

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2001


                                      INDEX

                                                                           Page
                                                                           ----
PART I. FINANCIAL INFORMATION

    Item 1. Condensed Consolidated Financial Statements (unaudited)

        a.)  Condensed Consolidated Statements of Operations for the
             Three and Six Months Ended June 30, 2001 and 2000.............  2


        b.)  Condensed Consolidated Balance Sheets as of
             June 30, 2001 and December 31, 2000...........................  3


        c.)  Condensed Consolidated Statements of Cash Flows for the
             Six Months Ended June 30, 2001 and 2000.......................  4


        d.)  Notes to Condensed Consolidated Financial Statements..........  5

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations...........................  7

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk.... 11

PART II. OTHER INFORMATION

    Item 1.  Legal Proceedings............................................. 11

    Item 2.  Changes in Securities and Use of Proceeds..................... 12

    Item 4.  Submission of Matters to Vote of Security Holders............. 12

    Item 6.  Exhibits and Reports on Form 8-K.............................. 12

Signatures................................................................. 13

                          PART I. FINANCIAL INFORMATION


ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      ECOMETRY CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                          Three months ended                    Six months ended
                                                               June 30,                             June 30,
                                                     ---------------------------           ---------------------------
                                                       2001               2000               2001               2000
                                                     --------           --------           --------           --------
Revenue:
      License fees                                   $  2,473           $  3,149           $  3,459           $  7,174
      Third party software and hardware                 1,962              3,326              3,228              8,959
      Support                                           2,853              2,381              5,718              4,568
      Services                                            872              1,386              1,937              2,485
                                                     --------           --------           --------           --------
          Total revenue                                 8,160             10,242             14,342             23,186
Cost of revenue:
      License fees                                        454                878              1,236              1,797
      Third party software and hardware                 1,372              2,576              2,327              7,092
      Support                                           1,591              1,597              3,151              3,180
      Services                                            547                961              1,332              1,791
                                                     --------           --------           --------           --------
           Total cost of revenue                        3,964              6,012              8,046             13,860
                                                     --------           --------           --------           --------
Gross margin                                            4,196              4,230              6,296              9,326
Operating expenses:
       General and administrative                       2,580              3,622              5,283              5,826
       Sales and marketing                              1,778              2,295              3,577              4,080
       Research and development                         1,137              1,171              2,424              2,267
                                                     --------           --------           --------           --------
          Total operating expenses                      5,495              7,088             11,284             12,173
                                                     --------           --------           --------           --------
Operating loss                                         (1,299)            (2,858)            (4,988)            (2,847)
Interest income, net                                      457                615              1,024              1,159
                                                     --------           --------           --------           --------
Loss before income tax benefit                           (842)            (2,243)            (3,964)            (1,688)
Income tax benefit                                        173                967                839                731
                                                     --------           --------           --------           --------
Net loss                                             $   (669)          $ (1,276)          $ (3,125)          $   (957)
                                                     ========           ========           ========           ========

Basic net loss per share                             $  (0.05)          $  (0.10)          $  (0.25)          $  (0.08)
                                                     ========           ========           ========           ========
Diluted net loss per share                           $  (0.05)          $  (0.10)          $  (0.25)          $  (0.08)
                                                     ========           ========           ========           ========
Weighted average shares used in basic per
  share computation                                    12,381             12,414             12,381             12,368
                                                     ========           ========           ========           ========
Weighted average shares used in diluted per
  share computation                                    12,381             12,414             12,381             12,368
                                                     ========           ========           ========           ========




                 See accompanying notes to unaudited condensed
                       consolidated financial statements.

                      ECOMETRY CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                                      June 30,         December 31,
                                                                        2001              2000
                                                                      --------         ------------
                                    ASSETS
Current assets:
    Cash and cash equivalents                                         $ 37,769           $ 36,827
    Accounts receivable, net of allowance for doubtful
      accounts of $1,229 at June 30, 2001 and $901 at
      December 31, 2000                                                  3,400              7,055
    Income tax receivable                                                1,742              1,995
    Inventory                                                              189                313
    Deferred income taxes                                                  595                819
    Prepaid expenses and other current assets                              779                534
                                                                      --------           --------
        Total current assets                                            44,474             47,543

Property and equipment, net                                              2,771              2,812
Other assets                                                               148                211
                                                                      --------           --------
                Total assets                                          $ 47,393           $ 50,566
                                                                      ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                             $  3,785           $  4,768
    Deferred revenue                                                     1,703                729
    Current portion of capital lease obligation                             33                 31
                                                                      --------           --------
        Total current liabilities                                        5,521              5,528

Long term portion of capital lease obligation                               98                115
Deferred income taxes                                                      172                167
                                                                      --------           --------
        Total liabilities                                                5,791              5,810

Stockholders' equity:
    Common stock, $.01 par value.  Authorized 50,000,000
       shares; issued and outstanding 12,446,122 shares and
       12,424,027 at June 30, 2001 and December 31, 2000,
       respectively                                                        124                124
    Additional paid in capital                                          56,539             56,506
    Accumulated deficit                                                (14,541)           (11,416)
    Accumulated other comprehensive loss                                  (236)              (174)
    Treasury stock, at cost (65,000 shares in 2001 and 2000)              (284)              (284)
                                                                      --------           --------
        Total stockholders' equity                                      41,602             44,756
                                                                      --------           --------
                Total liabilities and stockholders' equity            $ 47,393           $ 50,566
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

                      ECOMETRY CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                            For Six Months Ended
                                                                                   June 30,
                                                                         ---------------------------
                                                                            2001              2000
                                                                         --------           --------
Net loss                                                                 $ (3,125)          $   (957)
Adjustments to reconcile net loss
    to net cash provided by (used in) operating activities:
       Depreciation and amortization expense                                  421                351
       Non-cash compensation expense                                           --                 15
       Tax benefit from stock option exercises                                 --                751
       Bad debt expense                                                       353              1,458
       Deferred income taxes                                                  229                436
       Change in assets and liabilities:
         Accounts receivable                                                3,262               (896)
         Income tax receivable                                                253             (2,469)
         Inventory                                                            124               (104)
         Prepaid expenses and other current assets                           (245)              (270)
         Other assets                                                          62                 --
         Accounts payable and accrued expenses                               (996)               348
         Deferred revenue                                                     982                812
                                                                         --------           --------
            Net cash provided by (used in) operating activities             1,320               (525)

Cash flows used in investing activities:
   Capital expenditures                                                      (392)            (1,287)
                                                                         --------           --------
            Net cash used in investing activities                            (392)            (1,287)

Cash flows provided by (used in) financing activities:
    Employee stock option exercises                                            --                453
    Proceeds from issuance of common stock                                     33                 --
    Payments on capital lease                                                 (15)               (29)
                                                                         --------           --------
            Net cash provided by financing activities                          18                424

Effect of exchange rates on cash and cash equivalents                          (4)                 2
                                                                         --------           --------
Net increase (decrease) in cash and cash equivalents                          942             (1,386)

Cash and cash equivalents at beginning of period                           36,827             39,246
                                                                         --------           --------
Cash and cash equivalents at end of period                               $ 37,769           $ 37,860
                                                                         ========           ========

Supplemental cash flow information:
  Cash paid for income taxes                                             $     --           $    391
                                                                         ========           ========



                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                      ECOMETRY CORPORATION AND SUBSIDIARIES
         Notes to Unaudited Condensed Consolidated Financial Statements
                                  June 30, 2001

(1) BASIS OF PRESENTATION

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

The results of operations for the six months ended June 30, 2001 are not necessarily indicative of results that may be expected for the full fiscal year.

(2) PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(3) EARNINGS PER SHARE

Basic net income per share is calculated using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of common share equivalents ("CSE's") outstanding using the treasury stock method. As of June 30, 2001 the only potential common shares are the options outstanding at the end of the period. These potential common shares have been excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2001 because their effect would have been antidilutive. CSE's of 246,401 were not included in the diluted net loss per share calculation for the three and six months ended June 30, 2000 since their effect would be antidilutive. The numbers presented below are in thousands, except per share amounts.

                                                     Three Months Ended            Six Months Ended
                                                           June 30,                    June 30,
                                                   ----------------------      ----------------------
                                                     2001          2000          2001          2000
                                                   --------      --------      --------      --------
          BASIC AND DILUTED NET LOSS:

          Net loss                                 $   (669)     $ (1,276)     $ (3,125)     $   (957)
                                                   ========      ========      ========      ========
          Weighted average common shares
            outstanding                              12,381        12,414        12,381        12,368
          Dilutive common stock equivalents              --            --            --            --
                                                   --------      --------      --------      --------
          Equivalent shares                          12,381        12,414        12,381        12,368
                                                   ========      ========      ========      ========
          Basic and diluted net loss per share     $  (0.05)     $  (0.10)     $  (0.25)     $  (0.08)
                                                   ========      ========      ========      ========

(4) STOCK REPURCHASE PLAN

On June 28, 2000, the Company announced that its Board of Directors approved a stock repurchase plan. Under the plan, the Company is authorized to repurchase up to one million shares of its common stock. The extent to which the Company repurchases its shares and the timing of such purchases will depend upon market conditions and other corporate considerations. To date, the Company has repurchased 65,000 shares of the Company's common stock under the plan. The shares were purchased at an average price of $4.37 per share, for a total purchase price of $284,000 and recorded as treasury stock. No shares were repurchased during the second quarter of 2001.

(5) REVENUE RECOGNITION

The Company follows SOP 97-2, "Software Revenue Recognition" (as amended by SOP 98-9). SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on vendor specific objective evidence ("VSOE") of the relative fair values of the elements. VSOE is determined by the price charged when the element is sold separately. The revenue allocated to hardware and software products generally is recognized when the hardware and software have been delivered and installed, the fee is fixed and determinable and the collectibility is probable. The revenue allocated to post contract customer support is consistent with fees charged for renewals and is recognized ratably over the term of the support. Revenue allocated to service elements is recognized as the services are performed.

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

(7) COMPREHENSIVE LOSS

The Company's total unaudited comprehensive loss is as follows (in thousands):


                                             Three Months Ended         Six Months Ended
                                                   June 30,                  June 30,
                                             --------------------      --------------------
                                               2001        2000         2001         2000
                                             -------      -------      -------      -------
          Net loss                           $  (669)     $(1,276)     $(3,125)     $  (957)

          Other comprehensive loss:
            Foreign currency translation
              adjustments                         (9)         (87)         (62)        (123)
                                             -------      -------      -------      -------
          Total comprehensive loss           $  (678)     $(1,363)     $(3,187)     $(1,080)
                                             =======      =======      =======      =======


(8) NEW ACCOUNTING PRONOUNCEMENTS

In June 1999, the FASB issued Statement of Financial Accounting Standards (SFAS) Nos. 137 and 138, "Accounting for Derivative Instruments and Hedging Activities", which amends the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for based on the use of the derivative and whether it is designated and qualifies for hedge accounting. SFAS Nos. 133 and 138 are effective for all fiscal quarters of the fiscal years beginning after June 30, 2000. The effect on January 1, 2001 of such adoption did not have an impact on the Company's unaudited consolidated financial statements.

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

In September 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 140 ("SFAS No. 140"), "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 140 provides guidance on accounting for (1) securitization transactions involving financial assets; (2) sales of financial assets (including loan participations); (3) factoring transactions; (4) wash sales; (5) servicing assets and liabilities; (6) collateralized borrowing arrangements; (7) securities lending transactions; (8) repurchase agreements; and (9) extinguishment of liabilities. The provisions of SFAS No. 140 became effective for transactions entered into after March 31, 2001. SFAS No. 140 did not have an impact of the Company's financial position or operating results.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS 141 is effective immediately, except with regard to business combinations initiated prior to July 1, 2001 and SFAS 142 is effective January 1, 2002.

Furthermore, any goodwill and intangible assets determined to have indefinite useful lives that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized until the adoption of SFAS 142. SFAS 141 will require upon adoption of SFAS 142 that goodwill acquired in a prior purchase business combination be evaluated and any necessary reclassifications be made in order to conform to the new criteria in SFAS 141 for recognition apart from goodwill. Any impairment loss will be measured as of the date of the adoption and recognized as a cumulative effect of a change in accounting principles in the first interim period. We do not expect the adoption of these standards to have a material effect on the Company's consolidated financial statements.

(9) CONTINGENCIES.

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

Discovery in this action has not yet commenced and will be stayed pursuant to statute based on the filing of the motion to dismiss. The stay would be lifted in the event that the court denies the motion to dismiss. Management believes these plaintiffs' claims are without merit and intends to defend them vigorously. At this time, the Company cannot reasonably estimate the ultimate loss, if any, related to this action and, therefore, the Company has not recorded an accrual for loss as of June 30, 2001.

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

The following table sets forth, for the periods indicated, the dollar and percentage changes of statement of operations items. The numbers presented below are in thousands, except for percentage amounts:


                                     Three Months Ended     Change Three Months   Six Months Ended        Change Six Months
                                          June 30,             Ended June 30,          June 30,             Ended June 30,
                                    --------------------    ------------------   --------------------    -------------------
                                      2001        2000         $           %      2001         2000         $           %
                                    --------    --------    --------    ------   --------    --------    --------    -------
Revenue:
  License fees                      $  2,473    $  3,149    $   (676)    (21.5)% $  3,459    $  7,174    $ (3,715)     (51.8)%
  Third party software and
    hardware                           1,962       3,326      (1,364)    (41.0)     3,228       8,959      (5,731)     (64.0)
  Support                              2,853       2,381         472      19.8      5,718       4,568       1,150       25.2
  Services                               872       1,386        (514)    (37.1)     1,937       2,485        (548)     (22.1)
                                    --------    --------    --------    ------   --------    --------    --------    -------
         Total revenue                 8,160      10,242      (2,082)    (20.3)    14,342      23,186      (8,844)     (38.1)
Cost of revenue:
  License fees                           454         878        (424)    (48.3)     1,236       1,797        (561)     (31.2)
  Third party software and
    hardware                           1,372       2,576      (1,204)    (46.7)     2,327       7,092      (4,765)     (67.2)
  Support                              1,591       1,597          (6)     (0.4)     3,151       3,180         (29)      (0.9)
  Services                               547         961        (414)    (43.1)     1,332       1,791        (459)     (25.7)
                                    --------    --------    --------    ------   --------    --------    --------    -------
         Total cost of revenue         3,964       6,012      (2,048)    (34.1)     8,046      13,860      (5,814)     (42.0)
                                    --------    --------    --------    ------   --------    --------    --------    -------
Gross margin                           4,196       4,230         (34)     (0.8)     6,296       9,326      (3,030)     (32.5)
Operating expenses:
  General and administrative           2,580       3,622      (1,042)    (28.8)     5,283       5,826        (543)      (9.3)
  Sales and marketing                  1,778       2,295        (517)    (22.5)     3,577       4,080        (503)     (12.3)
  Research and development             1,137       1,171         (34)     (2.8)     2,424       2,267         157        6.9
                                    --------    --------    --------    ------   --------    --------    --------    -------
         Total operating expenses      5,495       7,088      (1,593)    (22.5)    11,284      12,173        (889)      (7.3)
                                    --------    --------    --------    ------   --------    --------    --------    -------
Loss from operations                  (1,299)     (2,858)      1,559      54.5     (4,988)     (2,847)     (2,141)     (75.2)
Interest income, net                     457         615        (158)    (25.6)     1,024       1,159        (135)     (11.7)
                                    --------    --------    --------    ------   --------    --------    --------    -------
Loss before income tax benefit          (842)     (2,243)      1,401      62.5     (3,964)     (1,688)     (2,276)    (134.9)
 Income tax benefit                      173         967        (794)    (82.1)       839         731         108       14.7
                                    --------    --------    --------    ------   --------    --------    --------    -------
Net loss                            $   (669)   $ (1,276)   $    607      47.6%  $ (3,125)   $   (957)   $ (2,168)    (226.8)%
                                    ========    ========    ========    ======   ========    ========    ========    =======


The following table sets forth, for the periods indicated, the dollar and percentage changes for new and existing client sales by system component. The numbers presented below are in thousands, except for percentage amounts:


                                     Three Months Ended    Change Three Months   Six Months Ended      Change Six Months
                                          June 30,            Ended June 30,          June 30,            Ended June 30,
                                     ------------------    ------------------    ------------------    ------------------
                                       2001       2000        $           %       2001        2000        $          %
                                     -------    -------    -------     ------    -------    -------    -------     ------
NEW CLIENT SYSTEM SALES:
   License fees                      $ 1,622    $ 2,097    $  (475)     (22.6)%  $ 2,067    $ 3,656    $(1,589)     (43.5)%
   Third party software and
     hardware                          1,024      1,153       (129)     (11.2)     1,555      3,055     (1,500)     (49.1)
                                     -------    -------    -------     ------    -------    -------    -------     ------
    Total new client system sales    $ 2,646    $ 3,250    $  (604)     (18.6)%  $ 3,622    $ 6,711     (3,089)     (46.0)%
                                     =======    =======    =======     ======    =======    =======    =======     ======

EXISTING CLIENT SYSTEM SALES:
   License fees                      $   851    $ 1,052    $  (201)     (19.2)%  $ 1,392    $ 3,518    $(2,126)     (60.4)%
   Third party software and
     hardware                            938      2,173     (1,235)     (56.8)     1,673      5,904     (4,231)     (71.7)
                                     -------    -------    -------     ------    -------    -------    -------     ------
    Total existing client system
     sales                           $ 1,789    $ 3,225    $(1,436)     (44.6)%  $ 3,065    $ 9,422    $(6,357)     (67.5)%
                                     =======    =======    =======     ======    =======    =======    =======     ======


THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

SALES OF LICENSE FEES. License fees accounted for approximately 30.3% of the Company's total revenue for the three months ended June 30, 2001. License fees sales consist of license fees for the installation of the Company's Ecometry software and related modules, and additional user license fees for its existing clients. License fees are based primarily on the number of users. Computer software license fees decreased 21.5% during the three months ended June 30, 2001 compared to the same period in 2000. New client computer software sales decreased 22.6% for the three months ended June 30, 2001 compared to the same period in 2000 and existing client computer software sales decreased 19.2% for the same period. Although the Company had an increase in the number of new system sales in the second quarter of 2001 as compared to the second quarter in 2000, the average software revenue per contract recognized during the current period was lower. The decrease in existing client base revenue is primarily attributable to a general slowdown in the economy, which resulted in fewer customer upgrades.

SALES OF THIRD PARTY SOFTWARE AND HARDWARE. Sales of third party software and hardware accounted for approximately 24.0% of the Company's total revenue for the three months ended June 30, 2001. Sales of third party software and computer hardware consist of sales of license fees for third-party operating system software, computer hardware systems and peripheral hardware components. Third party software and computer hardware revenue decreased 41.0% for the three months ended June 30, 2001, compared to the three months ended June 30, 2000. Third party software and computer hardware revenue relating to new client sales decreased 11.2% to $1.0 million for the three months ended June 30, 2001, compared to $1.2 million for the same period in 2000. This decrease in revenue is related to sales of NT and UNIX platform sales, which typically have a significantly lower amount of third party equipment and software associated with the sale. Third party software and computer hardware upgrades were $938,000 for the three months ended June 30, 2001 and $2.2 million for the period ending June 30, 2000.

SUPPORT. Support revenue accounted for approximately 35.0% of the Company's total revenue during the three months ended June 30, 2001. Support revenue consists of fees for technical support services and updates for the Ecometry software, optional modules, and integrated third-party software utilities. Support revenue increased 19.8% during the three months ended June 30, 2001, compared to the three months ended June 30, 2000. The increase resulted from the addition of new clients during 2000, as well as support fee increases related to software user license upgrades.

SERVICES. Services revenue accounted for approximately 10.7% of the Company's revenue for the three months ended June 30, 2001. Services revenue consists principally of revenue derived from consulting, custom programming, training, implementation and web design. Services revenue decreased 37.1% for the second quarter of 2001 compared to the same period in 2000. This decrease was primarily due to lower consulting revenue. Due to the economic slowdown, clients are hesitant to utilize outside consultants.

TOTAL REVENUE. Total revenue decreased 20.3% for the three months ended June 30, 2001. New client sales decreased 18.6% to $2.6 million from $3.3 million for the three months ended June 30, 2001. Sales to existing customers decreased by 44.6% from $3.2 million to $1.8 million due to fewer system upgrades during the quarter ended June 30, 2001. The decrease in system sales is primarily due to the economic slowdown and associated decrease in technology purchases.

COST OF LICENSE FEES. Cost of license fees, which consists of installation and training salaries directly related to new software sales, subcontractor fees, and third party software costs relating to sales of proprietary software modules, decreased 48.3% during the three months ended June 30, 2001, compared to the three months ended June 30, 2000. This decrease resulted primarily from headcount reductions through attrition, and a change in the allocation of installation personnel. Cost of license fees as a percentage of license fee revenue decreased to 18.3% from 27.9% for the three months ended June 30, 2001.

COST OF THIRD PARTY SOFTWARE AND HARDWARE. Cost of third party software and hardware sales, which includes license fees for third-party operating system software, purchases of computer hardware systems and peripheral hardware components, decreased 46.7% for the three months ended June 30, 2001, compared to the same period in 2000. This decrease is attributable to lower sales of third party software and hardware. Cost of third party software and hardware as a percentage of third party software and hardware revenue was 69.9% and 77.4% for the three months ended June 30, 2001 and 2000, respectively. This decrease was primarily attributable to lower sales discounts on computer hardware systems.

COST OF SUPPORT. Cost of support consists primarily of personnel costs associated with the support of the Company's software products and third-party computer software packages, and the cost of user documentation distributed to clients. Cost of support remained relatively consistent for the three months ended June 30, 2001 and 2000. Cost of support as a percentage of support revenue decreased to 55.8% from 67.1% for the three months ended June 30, 2001 and 2000, respectively. This decrease is due to new client additions and increases relating to user license upgrades.

COST OF SERVICES. Cost of services, which consists of salaries for consulting employees, allocated salaries for training, programming and implementation, and payments to outside contractors, decreased 43.1% during the three months ended June 30, 2001, compared to the same period in 2000. Cost of services as a percentage of services revenue decreased to 62.7% for the three months ended June 30, 2001 from 69.4% for the same period in 2000. The decrease in cost resulted primarily from lower personnel costs and increased efficiencies.

TOTAL COST OF REVENUE. Total cost of sales and services decreased by 34.1% for the three months ended June 30, 2001, compared to the same period in 2000. The decrease in total cost of sales and services is primarily attributable to lower system sales and lower personnel costs during the second quarter of 2001.

GENERAL AND ADMINISTRATIVE. General and administrative expenses include the cost of the Company's facility, finance, human resources, information services, and administrative functions. General and administrative expenses decreased 28.8% for the three months ended June 30, 2001, compared to the same period in 2000. This decrease was due primarily to a significant increase to the Company's provision for doubtful accounts in the second quarter of 2000. General and administrative expenses as a percentage of total revenue decreased to 31.6% for the three months ended June 30, 2001 from 35.4% for the same period in 2000. The Company has implemented and will continue to implement cost cutting measures to reduce expenses as necessary, provided such measures are not detrimental to accomplishment of the Company's goals.

SALES AND MARKETING. Sales and marketing expenses include personnel costs, sales commissions related to sales and marketing of the Company's products and services, and the cost of advertising, and participation in industry conferences and trade shows. Sales and marketing expenses decreased by 22.5% for the three months ended June 30, 2001, compared to the same period in 2000. This decrease is attributable to lower costs for advertising, public relations, personnel costs, and lower commissions on sales. Sales and marketing expenses as a percentage of total revenue decreased to 21.8% for the three months ended June 30, 2001 from 22.4% for the three months ended June 30, 2000. The Company has implemented and will continue to implement cost cutting measures to reduce expenses as necessary, provided such measures are not detrimental to accomplishment of the Company's goals.

RESEARCH AND DEVELOPMENT. Research and development expenses include costs associated with the development of new products. Such expenses consist primarily of employee salaries and benefits, consulting expenses (including amounts paid to subcontractors for development work), and the cost of development software and hardware. Research and development expenses decreased 2.8% during the three months ended June 30, 2001 compared to the same period in 2000. This decrease was due primarily to lower fees for outside services. The Company expects to continue making significant investments in new and enhanced products in future periods to ensure competitive positioning as economic conditions improve.

LOSS FROM OPERATIONS. As a result of the foregoing factors, the Company experienced a loss of $1.3 million from operations for the three months ended June 30, 2001 compared to a loss of $2.9 million from operations for the same period last year.

INTEREST INCOME, NET. Net interest income decreased by 25.6% for the three months ended June 30, 2001, compared to the same period in 2000. The increase was due to lower interest rates earned on cash balances.

INCOME TAX BENEFIT. The effective income tax rate for the three months ended June 30, 2001 was 20.6% compared to 43.1% for the second quarter of 2000. The effective income tax rate differs from the federal statutory rates because of the following: (i) the establishment of a partial valuation allowance against federal and state deferred tax assets, (ii) the effect of state income taxes, and (iii) the full valuation of net losses of foreign subsidiaries. Also, effective rates vary between periods because of the differing effects the net income and losses of foreign subsidiaries have on income before income taxes.

NET LOSS. As a result of the above factors, the Company experienced a net loss of $669,000 for the three months ended June 30, 2001 compared to a net loss of $1.3 million for the same period in 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

SALES OF LICENSE FEES. License fees accounted for approximately 24.1% of the Company's total revenue for the six months ended June 30, 2001. Computer software license fees decreased 51.8% during the six months ended June 30, 2001 compared to the same period in 2000. New client computer software sales decreased 43.5% from $3.7 million for the six months ended June 30, 2000 to $2.1 million in 2001, and existing client computer software sales decreased 60.4%, from $3.5 million to $1.4 million for the same periods. This decrease in revenue is primarily attributable to a general slowdown in the economy, which resulted in fewer new system sales and license upgrades.

SALES OF THIRD PARTY SOFTWARE AND HARDWARE. Sales of third party software and hardware accounted for approximately 22.5% of the Company's total revenue for the six months ended June 30, 2001. Third party software and computer hardware revenue decreased 64.0% for the six months ended June 30, 2001, compared to the six months ended June 30, 2000. Third party software and computer hardware revenue relating to new client sales decreased 49.1% to $1.6 million for the six months ended June 30, 2001, compared to $3.1 million for the same period in 2000. This decrease in revenue is related to fewer system sales and a greater proportion of NT and UNIX sales, which typically include a smaller proportion of third party software and hardware. Third party software and computer hardware upgrades were $1.7 million for the six months ended June 30, 2001 and $5.9 million for the period ending June 30, 2000. This decrease resulted from fewer clients purchasing license and system upgrades.

SUPPORT. Support revenue accounted for approximately 40.0% of the Company's total revenue during the six months ended June 30, 2001. Support revenue increased 25.2% during the six months ended June 30, 2001, compared to the six months ended June 30, 2000. The increase resulted from the addition of new clients, as well as support fee increases related to software user license upgrades.

SERVICES. Services revenue accounted for approximately 13.5% of the Company's revenue for the six months ended June 30, 2001. Services revenue decreased 22.1% for the first six months of 2001 compared to the same period in 2000. This decrease was primarily due to lower consulting revenue.

TOTAL REVENUE. Total revenue decreased 38.1% for the six months ended June 30, 2001. New client sales decreased 46.0% to $3.6 million from $6.7 million for the six months ended June 30, 2001. Sales to existing customers decreased by 67.5% from $9.4 million to $3.1 million due to fewer system upgrades during the quarter ended June 30, 2001.

COST OF LICENSE FEES. Cost of license fees decreased 31.2% during the six months ended June 30, 2001, compared to the six months ended June 30, 2000. This decrease is due to lower personnel costs during 2001. Cost of license fees as a percentage of license fee revenue increased to 35.7% from 25.0% for the six months ended June 30, 2001. This increase is due to lower software sales of proprietary software.

COST OF THIRD PARTY SOFTWARE AND HARDWARE. Cost of third party software and hardware sales, decreased 67.2% for the six months ended June 30, 2001, compared to the same period in 2000. This decrease is attributable to lower sales of third party software and hardware. Cost of third party software and hardware as a percentage of third party software and hardware revenue was 72.1% and 79.2% for the six months ended June 30, 2001 and 2000, respectively. This decrease was primarily attributable to lower sales discounts on computer hardware systems.

COST OF SUPPORT. Cost of support was consistent for the six months ended June 30, 2001 compared to the same period in 2000. Cost of support as a percentage of support revenue decreased to 55.1% from 69.6% for the six months ended June 30, 2001 and 2000, respectively. This decrease is due to new client additions and increases relating to user license upgrades.

COST OF SERVICES. Cost of services decreased 25.7% during the six months ended June 30, 2001, compared to the same period in 2000. Cost of services as a percentage of services revenue decreased to 68.7% for the six months ended June 30, 2001 from 72.1% for the same period in 2000. The decrease in cost resulted primarily from lower personnel costs and increased utilization.

TOTAL COST OF REVENUE. Total cost of sales and services decreased by 42.0% for the six months ended June 30, 2001, compared to the same period in 2000. The decrease in total cost of sales and services is primarily attributable to lower system sales and lower personnel costs during the six months ended June 30, 2001.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased 9.3% for the six months ended June 30, 2001, compared to the same period in 2000. This decrease was due primarily to a significant increase to the Company's provision for doubtful accounts in the second quarter of 2000 offset by severance pay and higher insurance, facility, travel, and communication costs during the current period. General and administrative expenses as a percentage of total revenue increased to 36.8% for the six months ended June 30, 2001 from 25.1% for the same period in 2000. The increase was due to lower revenues during the six months ended June 30, 2001. The Company has implemented and will continue to implement cost cutting measures to reduce expenses as necessary, provided such measures are not detrimental to accomplishment of the Company's goals.

SALES AND MARKETING. Sales and marketing expenses decreased by 12.3% for the six months ended June 30, 2001, compared to the same period in 2000. Sales and marketing expenses as a percentage of total revenue increased to 24.9% for the six months ended June 30, 2001 from 17.6% for the six months ended June 30, 2000. The increase was due to lower revenues during the six months ended June 30, 2001. The Company has implemented and will continue to implement cost cutting measures to reduce expenses as necessary, provided such measures are not detrimental to accomplishment of the Company's goals.

RESEARCH AND DEVELOPMENT. Research and development expenses increased 6.9% during the six months ended June 30, 2001 compared to the same period in 2000. This increase was primarily due to ongoing investment in the development of new and improved products. The Company expects to continue making significant investments in new and enhanced products in future periods to ensure competitive positioning as economic conditions improve.

LOSS FROM OPERATIONS. As a result of the foregoing factors, the Company experienced a loss of $5.0 million from operations for the six months ended June 30, 2001 compared to a loss of $2.8 million from operations for the same period last year.

INTEREST INCOME, NET. Net interest income decreased by 11.7% for the six months ended June 30, 2001, compared to the same period in 2000. The decrease was due to lower interest rates earned on available cash.

INCOME TAX BENEFIT. The effective income tax rate for the six months ended June 30, 2001 was 21.2% compared to 43.3% for the same period in 2000. The effective income tax rate differs from the federal statutory rates because of the following: (i) the establishment of a partial valuation allowance against federal and state deferred tax assets, (ii) the effect of state income taxes, and (iii) the full valuation of net losses of foreign subsidiaries. Also, effective rates vary between periods because of the differing effects the net income and losses of foreign subsidiaries have on income before income taxes.

NET LOSS. As a result of the above factors, the Company experienced a net loss of $3.1 million for the six months ended June 30, 2001 compared to a net loss of $957,000 for the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, the Company's primary sources of liquidity consisted of cash and cash equivalents totaling $37.8 million.

The Company's operating activities provided cash for the six months ended June 30, 2001 in the amount of $1.3 million and used cash in the amount of $525,000 for the same period in 2000. The increase in cash provided was primarily due to the collection of outstanding account receivable balances combined with increased cash deposits from customers offset by losses from operations during the six months ended June 30, 2001.

Cash used in investing activities, was approximately $392,000 and $1.3 million, for the six months ended June 30, 2001 and 2000, respectively. This cash was used for capital expenditures, which relate primarily to purchases of computers, printers and software to support the Company's operations, as well as furniture, fixtures and leasehold improvements. Capital expenditures were higher during the six months ended June 30, 2000 due to the Company's facility expansion. The Company expects its purchases of property and equipment for the remainder of 2001 to be lower than during the first six months of the year.

For the six months ended June 30, 2001, cash provided by financing activities totaled $18,000, which consisted primarily of proceeds from sales of common stock under the Company's employee stock purchase plan offset by operating lease payments. Cash provided by financing activities totaled $424,000 for the six months ended June 30, 2000, which consisted primarily of proceeds from the exercise of employee stock options.

As of June 30, 2001, the Company had working capital of approximately $39.0 million as compared to working capital of approximately $43.0 million at June 30, 2000.

As described elsewhere in this form 10-Q under "Legal Proceedings," the Company is party to various legal proceedings including class action lawsuits. With respect to the class action lawsuits, management believes these class actions are without merit and intends to defend these lawsuits vigorously. At this time, the Company cannot reasonably estimate the ultimate loss, if any, related to these class actions and, therefore, the Company has not recorded an accrual for loss as of June 30, 2001. A loss in this litigation could have a material adverse effect on the Company's results of operations and financial condition.

In June 2000, the Company announced a stock repurchase plan, under which it was authorized to purchase up to one million shares of its common stock. To date the Company has repurchased 65,000 shares totaling $284,000.

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

Factors that may cause actual future events to differ materially from our forward-looking statements include, but are not limited to the following:

     - the unpredictability of revenues due to the large dollar amounts of the Company's individual license transactions and the lengthy and unpredictable sales cycles for these transactions;
     - the Company's dependence on the development, introduction and client acceptance of new and enhanced versions of the Ecometry software products;
     - the Company's ability to control costs, including costs associated with the Company's infrastructure and increased research and development expenses;
     -    the Company's dependence on new product development;
     - uncertainties regarding the outcome of pending class action litigation against the Company;
     - the Company's reliance on a combination of trade secrets, copyright and trademark law, nondisclosure agreements and technical measures to protect its proprietary technology;
     - the Company's ability to sell its products in new markets within the direct commerce industry;
     - the Company's dependence on proprietary technology licensed from third parties;
     - the Company's ability to continue to resell a variety of hardware and software developed and manufactured by third parties;
     - the Company's ability to maintain margins on the sale of hardware and software developed and manufactured by third parties;
     - significant competition in the software and direct commerce industry and competitive pricing for the Company's products;
     -    customer concentration;
     - fluctuations in demand for the Company's products which are dependent upon the condition of the software and direct commerce industries;
     -    the Company's ability to collect receivables; and
     - other risks and uncertainties described in the Company's prospectus dated January 29, 1999, Forms 10-K and 10-Q and other documents filed with the Securities and Exchange Commission.

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

Discovery in this action has not yet commenced and will be stayed pursuant to statute based on the filing of the motion to dismiss. The stay would be lifted in the event that the court denies the motion to dismiss. Management believes these plaintiffs' claims are without merit and intends to defend them vigorously. At this time, the Company cannot reasonably estimate the ultimate loss, if any, related to this action and, therefore, the Company has not recorded an accrual for loss as of June 30, 2001.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a) The Annual Meeting of Shareholders of Ecometry Corporation was held on May 2, 2001 pursuant to a proxy statement dated March 26, 2001.

        (b)     The following matters were submitted to a vote at the meeting:

                (i) Election of the following nominee as a Class II director for a three-year term:

                                        Votes in        Votes
                                          Favor        Against      Abstentions
                                       ----------      -------      -----------

                James J. Felcyn, Jr.   11,521,450      436,379          --

                (ii) A proposal to ratify the re-appointment of KPMG LLP as the Company's independent certified public accountants for the fiscal year ending December 31, 2001.

                Votes in Favor:        11,562,735
                Votes Against:             34,733
                Abstentions:              135,033

         A total of 11,958,029 shares were presented at the meeting, constituting a quorum in accordance with the applicable provisions of the By-Laws of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         None.

(b)      Reports on Form 8-K:

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 2, 2001                  ECOMETRY CORPORATION



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