Form 10-Q
period 2001-09-30
ECOMETRY CORP
filed 2001-11-08
CIK 935322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2001

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period from _______ to _______

                           Commission File No. 0-25297

                                 ---------------

                              ECOMETRY CORPORATION

         FLORIDA                                          65-0090038
(State of Incorporation)                   (I.R.S. Employer Identification No.)

             1615 SOUTH CONGRESS AVENUE, DELRAY BEACH, FL 33445-6368
                            TELEPHONE: (561) 265-2700

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,469,287 shares of the Registrant's Common Stock, par value $0.01 per share, were outstanding as of November 1, 2001.

                              ECOMETRY CORPORATION

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                      INDEX

                                                                                  Page
                                                                                  ----
PART I. FINANCIAL INFORMATION
    Item 1. Condensed Unaudited Consolidated Financial Statements
        a.)  Condensed Consolidated Statements of Operations for the
             Three and Nine Months Ended September 30, 2001 and 2000.........       2
        b.)  Condensed Consolidated Balance Sheets as of
             September 30, 2001 and December 31, 2000........................       3
        c.)  Condensed Consolidated Statements of Cash Flows for the
             Nine Months Ended September 30, 2001 and 2000...................       4
        d.)  Notes to Condensed Consolidated Financial Statements............       5
    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.............................       8
    Item 3.  Quantitative and Qualitative Disclosures About Market Risk......      14
PART II. OTHER INFORMATION
    Item 1.  Legal Proceedings...............................................      14
    Item 2.  Changes in Securities and Use of Proceeds.......................      14
    Item 6.  Exhibits and Reports on Form 8-K................................      15
Signatures...................................................................      16

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                      ECOMETRY CORPORATION AND SUBSIDIARIES
            CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                Three months ended                 Nine months ended
                                                                   September 30,                     September 30,
                                                             -------------------------         -------------------------
                                                               2001             2000             2001             2000
                                                             --------         --------         --------         --------
      Revenue:
            License fees                                     $  1,234         $  5,407         $  4,693         $ 12,581
            Third party software and hardware                   1,254            4,609            4,482           13,568
            Support                                             2,866            2,466            8,584            7,033
            Services                                              839            1,623            2,776            4,109
                                                             --------         --------         --------         --------
                Total revenue                                   6,193           14,105           20,535           37,291
      Cost of revenue:
            License fees                                          347              782            1,583            2,579
            Third party software and hardware                     945            3,891            3,271           10,983
            Support                                             1,555            1,411            4,706            4,591
            Services                                              554              907            1,886            2,698
                                                             --------         --------         --------         --------
                 Total cost of revenue                          3,401            6,991           11,446           20,851
                                                             --------         --------         --------         --------
      Gross margin                                              2,792            7,114            9,089           16,440
      Operating expenses:
             General and administrative                         2,774            2,932            8,057            8,759
             Sales and marketing                                1,237            1,736            4,814            5,816
             Research and development                           1,115            1,066            3,539            3,333
                                                             --------         --------         --------         --------
                Total operating expenses                        5,126            5,734           16,410           17,908
                                                             --------         --------         --------         --------
      Operating (loss) income                                  (2,334)           1,380           (7,321)          (1,468)
      Interest income, net                                        374              638            1,397            1,798
                                                             --------         --------         --------         --------
      (Loss) income before income tax benefit (expense)        (1,960)           2,018           (5,924)             330
      Income tax benefit (expense)                                314           (1,432)           1,152             (701)
                                                             --------         --------         --------         --------
      Net (loss) income                                      $ (1,646)        $    586         $ (4,772)        $   (371)
                                                             ========         ========         ========         ========
      Basic net (loss) income per share                      $  (0.13)        $   0.05         $  (0.39)        $  (0.03)
                                                             ========         ========         ========         ========
      Diluted net (loss) income per share                    $  (0.13)        $   0.05         $  (0.39)        $  (0.03)
                                                             ========         ========         ========         ========
      Weighted average shares used in basic per
        share computation                                      12,403           12,390           12,389           12,376
                                                             ========         ========         ========         ========
      Weighted average shares used in diluted per
        share computation                                      12,403           12,460           12,389           12,376
                                                             ========         ========         ========         ========

See accompanying notes to condensed unaudited consolidated financial statements.

                      ECOMETRY CORPORATION AND SUBSIDIARIES
                 CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                       September 30,     December 31,
                                                                            2001             2000
                                                                       -------------     ------------
                                             ASSETS
Current assets:
    Cash and cash equivalents                                             $ 37,279         $ 36,827
    Accounts receivable, net of allowance for doubtful
      accounts of $1,170 at September 30, 2001 and $901 at
      December 31, 2000                                                      2,140            7,055
    Income tax receivable                                                    2,178            1,995
    Inventory                                                                  603              313
    Deferred income taxes                                                      299              819
    Prepaid expenses and other current assets                                  553              534
                                                                          --------         --------
        Total current assets                                                43,052           47,543
Property and equipment, net                                                  2,633            2,812
Other assets                                                                   139              211
                                                                          --------         --------
                Total assets                                              $ 45,824         $ 50,566
                                                                          ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses                                 $  4,069         $  4,768
    Deferred revenue                                                         1,472              729
    Current portion of capital lease obligation                                 33               31
                                                                          --------         --------
        Total current liabilities                                            5,574            5,528
Capital lease obligation, net of current portion                                90              115
Deferred income taxes                                                          165              167
                                                                          --------         --------
        Total liabilities                                                    5,829            5,810
Commitments and contingencies
Stockholders' equity:
    Common stock, $.01 par value. Authorized 50,000,000
       shares; issued and outstanding 12,469,287 shares and
       12,424,027 at September 30, 2001 and December 31, 2000,
       respectively                                                            125              124
    Additional paid in capital                                              56,566           56,506
    Accumulated deficit                                                    (16,188)         (11,416)
    Accumulated other comprehensive loss                                      (224)            (174)
    Treasury stock, at cost (65,000 shares in 2001 and 2000)                  (284)            (284)
                                                                          --------         --------
        Total stockholders' equity                                          39,995           44,756
                                                                          --------         --------
                Total liabilities and stockholders' equity                $ 45,824         $ 50,566
                                                                          ========         ========

See accompanying notes to condensed unaudited consolidated financial statements.

                      ECOMETRY CORPORATION AND SUBSIDIARIES
            CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                             For Nine Months Ended
                                                                                 September 30,
                                                                           -------------------------
                                                                             2001             2000
                                                                           --------         --------
Net loss                                                                   $ (4,772)        $   (371)
Adjustments to reconcile net loss
    to net cash provided by (used in) operating activities:
       Depreciation and amortization expense                                    644              547
       Non-cash compensation expense                                             --               31
       Tax benefit from stock option exercises                                   --              751
       Bad debt expense                                                         606            1,763
       Deferred income taxes                                                    519             (451)
       Change in assets and liabilities:
         Accounts receivable                                                  4,612           (2,961)
         Income tax receivable                                                 (184)            (191)
         Inventory                                                             (290)               1
         Prepaid expenses and other current assets                             (331)            (281)
         Other assets                                                            71                4
         Accounts payable and accrued expenses                                 (735)             556
         Deferred revenue                                                       742              508
                                                                           --------         --------
            Net cash provided by (used in) operating activities                 882              (94)
Cash flows used in investing activities:
   Capital expenditures                                                        (470)          (1,670)
                                                                           --------         --------
            Net cash used in investing activities                              (470)          (1,670)
Cash flows provided by (used in) financing activities:
    Employee stock option exercises                                              --              898
    Proceeds from issuance of common stock                                       60               --
    Repurchase of common stock                                                   --             (284)
    Payments on capital lease                                                   (23)             (48)
                                                                           --------         --------
            Net cash provided by financing activities                            37              566
Effect of exchange rates on cash and cash equivalents                             3              (10)
                                                                           --------         --------
Net increase (decrease) in cash and cash equivalents                            452           (1,208)
Cash and cash equivalents, beginning of period                               36,827           39,246
                                                                           --------         --------
Cash and cash equivalents, end of period                                   $ 37,279         $ 38,038
                                                                           ========         ========
Supplemental cash flow information:
  Cash paid for income taxes                                               $     --         $    556
                                                                           ========         ========

See accompanying notes to condensed unaudited consolidated financial statements.

                      ECOMETRY CORPORATION AND SUBSIDIARIES
         Notes to Condensed Unaudited Consolidated Financial Statements
                               September 30, 2001

(1) BASIS OF PRESENTATION

The accompanying condensed unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the periods presented have been included. These condensed unaudited consolidated financial statements should be read in connection with the Annual Report on Form 10-K of Ecometry Corporation ("Company") as of and for the year ended December 31, 2000.

The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of results that may be expected for the full fiscal year.

(2) PRINCIPLES OF CONSOLIDATION

The accompanying condensed unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(3) EARNINGS PER SHARE

Basic net income per share is calculated using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of common share equivalents ("CSE's") outstanding using the treasury stock method. As of September 30, 2001 the only potential common shares are the options outstanding at the end of the period. There were no CSE's included in the diluted net loss per share calculation for the three and nine months ended September 30, 2001 and the nine months ended September 30, 2000 since their effect would be antidilutive. The numbers presented below are in thousands, except per share amounts.

                                                           Three Months Ended               Nine Months Ended
                                                              September 30,                   September 30,
                                                        ------------------------        -------------------------
                                                          2001            2000            2001             2000
                                                        --------         -------        --------         --------
         BASIC NET (LOSS) INCOME:
         Net (loss) income                              $ (1,646)        $   586        $ (4,772)        $   (371)
                                                        ========         =======        ========         ========
         Weighted average common shares
           outstanding                                    12,403          12,390          12,389           12,376
                                                        ========         =======        ========         ========
         Basic net (loss) income per share              $  (0.13)        $  0.05        $  (0.39)        $  (0.03)
                                                        ========         =======        ========         ========

         DILUTED NET (LOSS) INCOME:
         Net (loss) income                              $ (1,646)        $   586        $ (4,772)        $   (371)
                                                        ========         =======        ========         ========
         Weighted average common shares
           outstanding                                    12,403          12,390          12,389           12,376
         Dilutive common stock equivalents                    --              70              --               --
                                                        --------         -------        --------         --------
         Equivalent shares                                12,403          12,460          12,389           12,376
                                                        ========         =======        ========         ========
         Diluted net (loss) income per share            $  (0.13)        $  0.05        $  (0.39)        $  (0.03)
                                                        ========         =======        ========         ========

(4) STOCK REPURCHASE PLAN

On June 28, 2000, the Company announced that its Board of Directors approved a stock repurchase plan. Under the plan, the Company is authorized to repurchase up to one million shares of its common stock. The extent to which the Company repurchases its shares and the timing of such purchases will depend upon market conditions and other corporate considerations. To date, the Company has repurchased 65,000 shares of the Company's common stock under the plan. The shares were purchased at an average price of

$4.37 per share, for a total purchase price of $284,000 and recorded as treasury stock. No shares were repurchased during the third quarter of 2001.

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

(7) COMPREHENSIVE LOSS

The Company's total unaudited comprehensive loss is as follows (in thousands):

                                                         Three Months Ended              Nine Months Ended
                                                            September 30,                  September 30,
                                                       ----------------------          ----------------------
                                                        2001            2000            2001            2000
                                                       -------          -----          -------          -----
         Net (loss) income                             $(1,646)         $ 586          $(4,772)         $(371)
         Other comprehensive loss:
           Foreign currency translation
             adjustments                                    12            (39)             (50)          (162)
                                                       -------          -----          -------          -----
         Total comprehensive (loss) income             $(1,634)         $ 547          $(4,822)         $(533)
                                                       =======          =====          =======          =====

(8) NEW ACCOUNTING PRONOUNCEMENTS

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

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 143, "Accounting for Asset Retirement Obligations." This statement addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We plan to adopt this standard on June 1, 2002. We do not expect the adoption of this standard to have a material effect on the Company's consolidated financial statements.

In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement establishes a single accounting model for the impairment or disposal of long-lived assets. As required by SFAS No. 144, the Company will adopt this new accounting standard on July 1, 2002. The Company believes the adoption of SFAS No. 144 will not have a material impact on its financial statements.

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

Discovery in this action has not yet commenced and will be stayed pursuant to statute based on the filing of the motion to dismiss. The stay would be lifted in the event that the court denies the motion to dismiss. Management believes these plaintiffs' claims are without merit and intends to defend them vigorously. At this time, the Company cannot reasonably estimate the ultimate loss, if any, related to this action and, therefore, the Company has not recorded an accrual for loss as of September 30, 2001.

From time to time, the Company is involved in other legal proceedings incidental to the conduct of its business. The Company believes that this other litigation, individually or in the aggregate, to which it is currently a party is not likely to have a material adverse effect on the Company's business, financial condition or results of operations.

(10) SUBSEQUENT EVENTS.

On October 25, 2001 the Company announced that an Independent Committee of the Board of Directors had accepted an offer, subject to shareholder approval, from SG Merger Corp. ("SG Merger") to purchase all of the shares of the Company's outstanding common stock for $2.70 per share. SG Merger is wholly owned by Wilburn W. Smith, the Company's Chairman and Executive Vice President - Sales, and Allan J. Gardner, a director of the Company and its Chief Technology Officer. Messrs. Smith and Gardner are the co-founders of the Company and currently own approximately 35% of the Company's common stock.

SG Merger and Messrs. Smith and Gardner signed an agreement and plan of merger with the Company on October 25, 2001 pursuant to which SG Merger would acquire all of the shares of common stock of the Company (other than shares held by SG Merger and Messrs. Smith and Gardner) in a cash merger after the Company obtains shareholder approval. The merger is subject to the condition that holders of a majority of the common stock not held by SG Merger and Messrs. Smith and Gardner vote in favor of the merger. As a result of the merger, Messrs. Smith and Gardner would own all of the outstanding common stock of the Company.

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

The following table sets forth, for the periods indicated, the dollar and percentage changes of statement of operations items. The numbers presented below are in thousands, except for percentage amounts:

                                           Three Months Ended          Change Three Months
                                              September 30,            Ended September 30,
                                         ----------------------       ---------------------
                                          2001           2000            $             %
                                         -------       --------       -------       -------
Revenue:
  License fees                           $ 1,234       $  5,407       $(4,173)        (77.2)%
  Third party software and hardware        1,254          4,609        (3,355)        (72.8)
  Support                                  2,866          2,466           400          16.3
  Services                                   839          1,623          (784)        (48.3)
                                         -------       --------       -------       -------
         Total revenue                     6,193         14,105        (7,912)        (56.1)
Cost of revenue:
  License fees                               347            782          (435)        (55.7)
  Third party software and hardware          945          3,891        (2,946)        (75.7)
  Support                                  1,555          1,411           144          10.2
  Services                                   554            907          (353)        (38.9)
                                         -------       --------       -------       -------
         Total cost of revenue             3,401          6,991        (3,590)        (51.4)
                                         -------       --------       -------       -------
Gross margin                               2,792          7,114        (4,322)        (60.8)
Operating expenses:
  General and administrative               2,774          2,932          (158)         (5.4)
  Sales and marketing                      1,237          1,736          (499)        (28.7)
  Research and development                 1,115          1,066            49           4.5
                                         -------       --------       -------       -------
         Total operating expenses          5,126          5,734          (608)        (10.6)
                                         -------       --------       -------       -------

(Loss) income from operations             (2,334)         1,380        (3,714)       (269.1)
Interest income, net                         374            638          (264)        (41.4)
                                         -------       --------       -------       -------
(Loss) income before income tax
   benefit (expense)                      (1,960)         2,018        (3,978)       (197.1)
 Income tax benefit (expense)                314         (1,432)        1,746         121.9
                                         -------       --------       -------       -------

Net (loss) income                        $(1,646)      $    586       $(2,232)       (381.0)%
                                         =======       ========       =======       =======

                                           Nine Months Ended             Change Nine Months
                                              September 30,              Ended September 30,
                                         -----------------------       ----------------------
                                           2001           2000             $             %
                                         --------       --------       --------       -------
Revenue:
  License fees                           $  4,693       $ 12,581       $ (7,888)        (62.7)%
  Third party software and hardware         4,482         13,568         (9,086)        (67.0)
  Support                                   8,584          7,033          1,551          22.1
  Services                                  2,776          4,109         (1,333)        (32.4)
                                         --------       --------       --------       -------
         Total revenue                     20,535         37,291        (16,756)        (44.9)
Cost of revenue:
  License fees                              1,583          2,579           (996)        (38.6)
  Third party software and hardware         3,271         10,983         (7,712)        (70.2)
  Support                                   4,706          4,591            115           2.5
  Services                                  1,886          2,698           (812)        (30.1)
                                         --------       --------       --------       -------
         Total cost of revenue             11,446         20,851         (9,405)        (45.1)
                                         --------       --------       --------       -------
Gross margin                                9,089         16,440         (7,351)        (44.7)
Operating expenses:
  General and administrative                8,057          8,759           (702)         (8.0)
  Sales and marketing                       4,814          5,816         (1,002)        (17.2)
  Research and development                  3,539          3,333            206           6.2
                                         --------       --------       --------       -------
         Total operating expenses          16,410         17,908         (1,498)         (8.4)
                                         --------       --------       --------       -------

(Loss) income from operations              (7,321)        (1,468)        (5,853)       (398.9)
Interest income, net                        1,397          1,798           (401)        (22.3)
                                         --------       --------       --------       -------
(Loss) income before income tax
   benefit (expense)                       (5,924)           330         (6,254)     (1,894.8)
 Income tax benefit (expense)               1,152           (701)         1,853         264.4
                                         --------       --------       --------       -------

Net (loss) income                        $ (4,772)      $   (371)      $ (4,401)     (1,186.8)%
                                         ========       ========       ========       =======

The following table sets forth, for the periods indicated, the dollar and percentage changes for new and existing client sales by system component. The numbers presented below are in thousands, except for percentage amounts:

                                                   Three Months Ended          Change Three Months
                                                      September 30,            Ended September 30,
                                                  --------------------        ---------------------
                                                   2001          2000            $              %
                                                  ------        ------        -------         -----
NEW CLIENT SYSTEM SALES:
   License fees                                   $  664        $2,566        $(1,902)        (74.1)%
   Third party software and
     hardware                                        500         2,020         (1,520)        (75.3)
                                                  ------        ------        -------         -----
    Total new client system sales                 $1,164        $4,586        $(3,422)        (74.6)%
                                                  ======        ======        =======         =====

EXISTING CLIENT SYSTEM SALES:
   License fees                                   $  570        $2,841        $(2,271)        (80.0)%
   Third party software and
     hardware                                        754         2,589         (1,835)        (70.9)
                                                  ------        ------        -------         -----
    Total existing client system sales            $1,324        $5,430        $(4,106)        (75.6)%
                                                  ======        ======        =======         =====

                                                    Nine Months Ended           Change Nine Months
                                                       September 30,            Ended September 30,
                                                  ---------------------        ----------------------
                                                   2001          2000             $               %
                                                  ------        -------        --------         -----
NEW CLIENT SYSTEM SALES:
   License fees                                   $2,731        $ 6,222        $ (3,491)        (56.1)%
   Third party software and
     hardware                                      2,055          5,075          (3,020)        (59.5)
                                                  ------        -------        --------         -----
    Total new client system sales                 $4,786        $11,297        $ (6,511)        (57.6)%
                                                  ======        =======        ========         =====

EXISTING CLIENT SYSTEM SALES:
   License fees                                   $1,962        $ 6,359        $ (4,397)        (69.2)%
   Third party software and
     hardware                                      2,427          8,493          (6,066)        (71.4)
                                                  ------        -------        --------         -----
    Total existing client system sales            $4,389        $14,852        $(10,463)        (70.5)%
                                                  ======        =======        ========         =====

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

SALES OF LICENSE FEES. License fees accounted for approximately 19.9% of the Company's total revenue for the three months ended September 30, 2001. License fees sales consist of license fees for the installation of the Company's Ecometry software and related modules, and additional user license fees for its existing clients. License fees are based primarily on the number of users. Computer software license fees decreased 77.2% during the three months ended September 30, 2001 compared to the same period in

2000. New client computer software sales decreased 74.1% for the three months ended September 30, 2001 compared to the same period in 2000 and existing client computer software sales decreased 80.0% for the same period. The decrease in new and existing client base revenue is primarily attributable to a weak economy.

SALES OF THIRD PARTY SOFTWARE AND HARDWARE. Sales of third party software and computer hardware accounted for approximately 20.3% of the Company's total revenue for the three months ended September 30, 2001. Sales of third party software and computer hardware consist of sales of license fees for third-party operating system software, computer hardware systems and peripheral hardware components. Third party software and computer hardware revenue decreased 72.8% for the three months ended September 30, 2001, compared to the three months ended September 30, 2000. Third party software and computer hardware revenue relating to new client sales decreased 75.3% to $500,000 for the three months ended September 30, 2001, compared to $2.0 million for the same period in 2000. Third party software and computer hardware upgrades decreased 70.9% to $755,000 for the three months ended September 30, 2001 compared to $2.6 million for the period ending September 30, 2000.

SUPPORT. Support revenue accounted for approximately 46.3% of the Company's total revenue during the three months ended September 30, 2001. Support revenue consists of fees for technical support services and updates for the Ecometry software, optional modules, and integrated third-party software utilities. Support revenue increased 16.3% during the three months ended September 30, 2001, compared to the three months ended September 30, 2000. The increase resulted from the addition of new clients during the year, as well as support fee increases related to software user license upgrades.

SERVICES. Services revenue accounted for approximately 13.5% of the Company's revenue for the three months ended September 30, 2001. Services revenue consists principally of revenue derived from consulting, custom programming, training, implementation services and web design. Services revenue decreased 48.3% for the third quarter of 2001 compared to the same period in 2000. This decrease was primarily due to lower consulting and custom programming revenue. Due to the weak economic conditions, clients have been reluctant to utilize the Company's services.

TOTAL REVENUE. Total revenue decreased 56.1% for the three months ended September 30, 2001. New client sales decreased 74.6% to $1.2 million from $4.6 million for the three months ended September 30, 2001. Sales to existing customers decreased by 75.6% from $5.4 million to $1.3 million due to fewer license and system upgrades during the quarter ended September 30, 2001. The decrease is primarily due to the economic slowdown and associated decrease in technology purchases.

COST OF LICENSE FEES. Cost of license fees, which consists of installation and training salaries directly related to new software sales, subcontractor fees, and third party software costs relating to sales of proprietary software modules, decreased 55.7% during the three months ended September 30, 2001, compared to the three months ended September 30, 2000. This decrease resulted primarily from headcount reductions, and a shift in installation personnel from cost of license fees to cost of support. Cost of license fees as a percentage of license fee revenue increased to 28.1% for the three months ended September 30,2001 from 14.5% for the three months ended September 30, 2000. This increase was due to the reduction in license fee revenue combined with fixed salary costs.

COST OF THIRD PARTY SOFTWARE AND HARDWARE. Cost of third party software and hardware sales, which includes license fees for third-party operating system software, purchases of computer hardware systems and peripheral hardware components, decreased 75.7% for the three months ended September 30, 2001, compared to the same period in 2000. This decrease is attributable to lower sales of third party software and hardware. Cost of third party software and hardware as a percentage of third party software and hardware revenue was 75.3% and 84.4% for the three months ended September 30, 2001 and 2000, respectively. This decrease was primarily attributable to lower sales discounts on computer hardware systems.

COST OF SUPPORT. Cost of support consists primarily of personnel costs associated with the support of the Company's software products and third-party computer software packages, and the cost of user documentation distributed to clients. Cost of support increased by 10.2% for the three months ended September 30, 2001, compared to the same period in 2000. This increase was related to a shift in installation personnel activities to support related tasks. Cost of support as a percentage of support revenue decreased to 54.2% from 57.2% for the three months ended September 30, 2001 and 2000, respectively. This decrease is due to new client additions and increases relating to user license upgrades.

COST OF SERVICES. Cost of services, which consists of salaries for consulting employees, allocated salaries for training, programming and implementation, and payments to outside contractors, decreased 38.9% during the three months ended September 30, 2001, compared to the same period in 2000. Cost of services as a percentage of services revenue increased to 66.1% for the three months ended September 30, 2001 from 55.9% for the same period in 2000. The increase resulted from lower demand from the Company's clients for consulting and custom programming services combined with fixed salary costs for service personnel.

TOTAL COST OF REVENUE. Total cost of sales and services decreased by 51.4% for the three months ended September 30, 2001, compared to the same period in 2000. The decrease in total cost of sales and services is primarily attributable to lower system sales and lower personnel costs during the third quarter of 2001.

GENERAL AND ADMINISTRATIVE. General and administrative expenses include the cost of the Company's facility, finance, human resources, information services, and administrative functions. General and administrative expenses decreased 5.4% for the three months ended September 30, 2001, compared to the same period in 2000. This decrease was due to reductions in travel, communication and recruiting expenditures offset by employee severance payments, and facility costs. General and administrative expenses as a percentage of total revenue increased to 44.8% for the three months ended September 30, 2001 from 20.8% for the same period in 2000 as a result of lower revenues. The Company is continuing to implement cost cutting measures, provided such measures are not detrimental to accomplishment of the Company's goals.

SALES AND MARKETING. Sales and marketing expenses include personnel costs, sales commissions related to sales and marketing of the Company's products and services, and the cost of advertising, and participation in industry conferences and trade shows. Sales and marketing expenses decreased by 28.7% for the three months ended September 30, 2001, compared to the same period in 2000. This decrease is attributable to lower commissions on sales, personnel costs, advertising, trade show expenditures and public relations expenses. Sales and marketing expenses as a percentage of total revenue increased to 20.0% for the three months ended September 30, 2001 from 12.3% for the three months ended September 30, 2000. The Company has reduced its sales and marketing expenditures and will continue to implement cost cutting measures to reduce expenses as necessary, provided such measures are not detrimental to accomplishment of the Company's goals.

RESEARCH AND DEVELOPMENT. Research and development expenses include costs associated with the development of new products. Such expenses consist primarily of employee salaries and benefits, consulting expenses (including amounts paid to subcontractors for development work), and the cost of development software and hardware. Research and development expenses increased 4.5% during the three months ended September 30, 2001 compared to the same period in 2000. This increase was due to a greater portion of technical personnel dedicated to research and development activities. The Company expects to continue making significant investments in new and enhanced products in future periods to ensure competitive positioning as economic conditions improve.

(LOSS) INCOME FROM OPERATIONS. As a result of the foregoing factors, the Company experienced a loss of $2.3 million from operations for the three months ended September 30, 2001 compared to a income of $1.4 million from operations for the same period last year.

INTEREST INCOME, NET. Net interest income decreased by 41.4% for the three months ended September 30, 2001, compared to the same period in 2000. The decrease was due to lower interest rates earned on cash balances.

INCOME TAX BENEFIT (EXPENSE). The effective income tax rate for the three months ended September 30, 2001 was a 16.0% income tax benefit compared to a 71.0% income tax expense for the third quarter of 2000. The effective income tax rate differs from the federal statutory rates because of the following: (i) the establishment of a full valuation allowance against federal and state deferred tax assets, (ii) the effect of state income taxes, and (iii) the full valuation of net losses of foreign subsidiaries. Also, effective rates vary between periods because of the differing effects the net income and losses of foreign subsidiaries have on income before income taxes.

NET (LOSS) INCOME. As a result of the above factors, the Company experienced a net loss of $1.6 million for the three months ended September 30, 2001 compared to a net income of $586,000 million for the same period in 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

SALES OF LICENSE FEES. License fees accounted for approximately 22.9% of the Company's total revenue for the nine months ended September 30, 2001. Computer software license fees decreased 62.7% during the nine months ended September 30, 2001 compared to the same period in 2000. New client computer software sales decreased 56.1% from $6.2 million for the nine months ended September 30, 2000 to $2.7 million in 2001, and existing client computer software sales decreased 69.2%, from $6.4 million to $2.0 million for the same periods. This decrease in revenue is primarily attributable to the continuing slowdown in the economy, which resulted in fewer new system sales and license upgrades.

SALES OF THIRD PARTY SOFTWARE AND HARDWARE. Sales of third party software and computer hardware accounted for approximately 21.8% of the Company's total revenue for the nine months ended September 30, 2001. Third party software and computer hardware revenue decreased 67.0% for the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000. Third party software and computer hardware revenue relating to new client sales decreased 59.5% to $2.1 million for the nine months ended September 30, 2001, compared to $5.1 million for the same period in 2000. This decrease in revenue is related to fewer system sales and NT and UNIX sales, which typically include a smaller proportion of third party software and hardware. Third party software and computer hardware upgrades were $2.4 million for the nine months ended September 30, 2001 and $8.5 million for the period ending September 30, 2000. This decrease resulted from fewer clients purchasing license and system upgrades.

SUPPORT. Support revenue accounted for approximately 41.8% of the Company's total revenue during the nine months ended September 30, 2001. Support revenue increased 22.1% during the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000. The increase resulted from the addition of new clients during the year, as well as support fee increases related to software user license upgrades.

SERVICES. Services revenue accounted for approximately 13.5% of the Company's revenue for the nine months ended September 30, 2001. Services revenue decreased 32.4% for the first nine months of 2001 compared to the same period in 2000. This decrease was primarily due to lower consulting revenue.

TOTAL REVENUE. Total revenue decreased 44.9% for the nine months ended September 30, 2001. New client sales decreased 57.6% to $4.8 million from $11.3 million for the nine months ended September 30, 2001. Sales to existing customers decreased by 70.5% from $14.9 million to $4.4 million due to fewer license and system upgrades during the nine months ended September 30, 2001. The decrease in system sales is primarily due to the economic slowdown and associated decrease in technology purchases.

COST OF LICENSE FEES. Cost of license fees decreased 38.6% during the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000. This decrease resulted from headcount reductions, and a shift in installation personnel from cost of license fees to cost of support. Cost of license fees as a percentage of license fee revenue increased to 33.7% from 20.5% for the nine months ended September 30, 2001. This increase is due to lower software sales of proprietary software combined with fixed salary costs.

COST OF THIRD PARTY SOFTWARE AND HARDWARE. Cost of third party software and hardware sales, decreased 70.2% for the nine months ended September 30, 2001, compared to the same period in 2000. This decrease is attributable to lower sales of third party software and hardware. Cost of third party software and hardware as a percentage of third party software and hardware revenue was 73.0% and 80.9% for the nine months ended September 30, 2001 and 2000, respectively. This decrease was primarily attributable to lower sales discounts on computer hardware systems.

COST OF SUPPORT. Cost of support increased 2.5% for the nine months ended September 30, 2001 compared to the same period in 2000. Cost of support as a percentage of support revenue decreased to 54.8% from 65.3% for the nine months ended September 30, 2001 and 2000, respectively. This decrease is due to higher revenue combined with increased efficiencies offset by a shift in installation personnel activities to support related tasks.

COST OF SERVICES. Cost of services decreased 30.1% during the nine months ended September 30, 2001, compared to the same period in 2000. Cost of services as a percentage of services revenue increased to 68.0% for the nine months ended September 30, 2001 from 65.7% for the same period in 2000. The increase in cost resulted from lower demand for the Company's services combined with fixed salary costs.

TOTAL COST OF REVENUE. Total cost of sales and services decreased by 45.1% for the nine months ended September 30, 2001, compared to the same period in 2000. The decrease in total cost of sales and services is primarily attributable to lower system sales and personnel costs during the nine months ended September 30, 2001.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased 8.0% for the nine months ended September 30, 2001, compared to the same period in 2000. This decrease was due to a significant increase to the Company's provision for doubtful accounts in the third quarter of 2000, and decreases in expenditures for travel, communication costs, offset by higher insurance costs, severance pay, facility costs, and expenditures by the Company's domestic subsidiary. General and administrative expenses as a percentage of total revenue increased to 39.2% for the nine months ended September 30, 2001 from 23.4% for the same period in 2000. The increase was due to lower revenues during the nine months ended September 30, 2001. The Company is continuing to implement cost cutting measures to reduce expenses as necessary, provided such measures are not detrimental to accomplishment of the Company's goals.

SALES AND MARKETING. Sales and marketing expenses decreased by 17.2% for the nine months ended September 30, 2001, compared to the same period in 2000. Sales and marketing expenses as a percentage of total revenue increased to 23.5% for the nine months ended September 30, 2001 from 15.6% for the nine months ended September 30, 2000. The increase was due to lower revenues during the nine months ended September 30, 2001. The Company is continuing to implement cost cutting measures to reduce expenses as necessary, provided such measures are not detrimental to accomplishment of the Company's goals.

RESEARCH AND DEVELOPMENT. Research and development expenses increased 6.2% during the nine months ended September 30, 2001 compared to the same period in 2000. This increase was primarily due to ongoing investment in the development of new and improved products. The Company expects to continue investing in new and enhanced products in future periods to ensure competitive positioning as economic conditions improve.

LOSS FROM OPERATIONS. As a result of the foregoing factors, the Company experienced a loss of $7.3 million from operations for the nine months ended September 30, 2001 compared to a loss of $1.5 million from operations for the same period last year.

INTEREST INCOME, NET. Net interest income decreased by 22.3% for the nine months ended September 30, 2001, compared to the same period in 2000. The decrease was due to lower interest rates earned on available cash.

INCOME TAX BENEFIT (EXPENSE). The effective income tax rate for the nine months ended September 30, 2001 was a 19.4% tax benefit compared to a 212.4% tax expense for the same period in 2000. The effective income tax rate differs from the federal statutory rates because of the following: (i) the establishment of a full valuation allowance against federal and state deferred tax assets, (ii) the effect of state income taxes, and (iii) the full valuation of net losses of foreign subsidiaries. Also, effective rates vary between periods because of the differing effects the net income and losses of foreign subsidiaries have on income before income taxes.

NET LOSS. As a result of the above factors, the Company experienced a net loss of $4.8 million for the nine months ended September 30, 2001 compared to a net loss of $371,000 for the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, the Company's primary sources of liquidity consisted of cash and cash equivalents totaling $37.3 million.

The Company's operating activities provided cash for the nine months ended September 30, 2001 in the amount of $882,000 and used cash in the amount of $94,000 for the same period in 2000. The increase in cash provided during the nine months ended September 30, 2001, was primarily due to the collection of outstanding account receivable balances combined with increased cash deposits from customers offset by losses from operations.

Cash used in investing activities, was approximately $470,000 and $1.7 million, for the nine months ended September 30, 2001 and 2000, respectively. This cash was used for capital expenditures, which relate primarily to purchases of computers, printers and software to support the Company's operations, as well as furniture, fixtures and leasehold improvements. Capital expenditures were higher during the nine months ended September 30, 2000 due to the Company's facility expansion. The Company does not expect to make any significant purchases of property and equipment during the remainder of 2001.

For the nine months ended September 30, 2001, cash provided by financing activities totaled $37,000, which consisted primarily of proceeds from sales of common stock under the Company's employee stock purchase plan offset by operating lease payments. For the nine months ended September 30, 2001, cash provided by financing activities totaled $566,000, consisting of employee stock option exercises offset by the Company stock repurchase and capital lease payments.

As of September 30, 2001, the Company had working capital of approximately $37.5 million as compared to working capital of approximately $43.2 million at September 30, 2000.

As described elsewhere in this form 10-Q under "Legal Proceedings," the Company is party to various legal proceedings including class action lawsuits. With respect to the class action lawsuits, management believes these class actions are without merit and intends to defend these lawsuits vigorously. At this time, the Company cannot reasonably estimate the ultimate loss, if any, related to these class actions and, therefore, the Company has not recorded an accrual for loss as of September 30, 2001. A loss in this litigation could have a material adverse effect on the Company's results of operations and financial condition.

In June 2000, the Company announced a stock repurchase plan, under which it was authorized to purchase up to one million shares of its common stock. To date the Company has repurchased 65,000 shares totaling $284,000.

Management believes that it has adequate cash to finance operations for the foreseeable future.

SUBSEQUENT EVENTS

On October 25, 2001 the Company announced that an Independent Committee of the Board of Directors had accepted an offer, subject to shareholder approval, from SG Merger Corp. ("SG Merger") to purchase all of the shares of the Company's outstanding common stock for $2.70 per share. SG Merger is wholly owned by Wilburn W. Smith, the Company's Chairman and Executive Vice President - Sales, and Allan J. Gardner, a director of the Company and its Chief Technology Officer. Messrs. Smith and Gardner are the co-founders of the Company and currently own approximately 35% of the Company's common stock.

SG Merger and Messrs. Smith and Gardner signed an agreement and plan of merger with the Company on October 25, 2001 pursuant to which SG Merger would acquire all of the shares of common stock of the Company (other than shares held by SG Merger and Messrs. Smith and Gardner) in a cash merger after the Company obtains shareholder approval. The merger is subject to the condition that holders of a majority of the common stock not held by SG Merger and Messrs. Smith and Gardner vote in favor of the merger. As a result of the merger, Messrs. Smith and Gardner would own all of the outstanding common stock of the Company.

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

Factors that may cause actual future events to differ materially from our forward-looking statements include, but are not limited to the following:

         - the unpredictability of revenues due to the large dollar amounts of the Company's individual license transactions and the lengthy and unpredictable sales cycles for these transactions;
         - the Company's dependence on the development, introduction and client acceptance of new and enhanced versions of the Ecometry software products;
         - the Company's ability to control costs, including costs associated with the Company's infrastructure and increased research and development expenses;
         -        the Company's dependence on new product development;
         - uncertainties regarding the outcome of pending class action litigation against the Company;
         - the Company's reliance on a combination of trade secrets, copyright and trademark law, nondisclosure agreements and technical measures to protect its proprietary technology;
         - the Company's ability to sell its products in new markets within the direct commerce industry;
         - the Company's dependence on proprietary technology licensed from third parties;
         - the Company's ability to continue to resell a variety of hardware and software developed and manufactured by third parties;
         - the Company's ability to maintain margins on the sale of hardware and software developed and manufactured by third parties;
         - significant competition in the software and direct commerce industry and competitive pricing for the Company's products;
         -        customer concentration;
         - fluctuations in demand for the Company's products, which are dependent upon the condition of the software and direct commerce industries;
         -        the Company's ability to collect receivables;

         - economic effects of the September 11, 2001 terrorist attacks in New York, near Washington, D.C. and in Pennsylvania, the possibility of future attacks and the uncertain effect of the country's military involvement resulting from such attacks; and
         - other risks and uncertainties described in the Company's prospectus dated January 29, 1999, Forms 10-K and 10-Q and other documents filed with the Securities and Exchange Commission.

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

Discovery in this action has not yet commenced and will be stayed pursuant to statute based on the filing of the motion to dismiss. The stay would be lifted in the event that the court denies the motion to dismiss. Management believes these plaintiffs' claims are without merit and intends to defend them vigorously. At this time, the Company cannot reasonably estimate the ultimate loss, if any, related to this action and, therefore, the Company has not recorded an accrual for loss as of September 30, 2001.

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



Date:  November 8, 2001                ECOMETRY CORPORATION



                                       By:  /s/ Martin K. Weinbaum
                                          --------------------------------------
                                          Martin K. Weinbaum
                                          Vice President Finance and Chief
                                          Financial Officer
                                          (Principal Financial and Accounting
                                          Officer and Duly Authorized Officer)