Form 10-K405
period 2001-12-31
ECOMETRY CORP
filed 2002-03-08
CIK 935322

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

             CHAPTER A FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes|X| No|_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      As of February 19, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $34,658,702 based on the closing price on that date of $2.79 per share. As of that date, there were 12,422,474 shares of the registrant's Common Stock outstanding.

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

                      ECOMETRY CORPORATION AND SUBSIDIARIES

                           ANNUAL REPORT ON FORM 10-K

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
                                     PART I
Item 1.  Business..........................................................    1

Item 2.  Properties........................................................   20

Item 3.  Legal Proceedings.................................................   20

Item 4.  Submission of Matters to a Vote of Security Holders...............   21

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters...............................................   21

Item 6.  Selected Financial Data...........................................   22

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................   25

Item 7A. Quantitative and Qualitative Disclosures About Market Risk........   35

Item 8.  Financial Statements and Supplementary Data.......................   35

Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure..........................................   35

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K...   35

                                     PART I

      This report contains or incorporates by reference forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include information concerning the financial condition, results of operations, plans, objectives, future performance and business of Ecometry Corporation and its subsidiaries (the "Company" or "Ecometry Corporation"), formerly known as Smith-Gardner & Associates, Inc. The Company changed its name to Ecometry Corporation in December 2000. The Company includes forward-looking statements in descriptions of future earnings and cash flows, anticipated capital expenditures and management's strategies, plans and objectives. Statements preceded by, followed by or that include the words "believes," "expects," "anticipates" or similar expressions are generally considered to be forward-looking statements. Forward-looking statements involve both known and unknown risks and uncertainties and actual results or performance may therefore differ materially from the expected results or performance expressed or implied by the forward-looking statements. See "Risk Factors" for a discussion of important factors that could cause actual results to differ materially from those expressed in or implied by such forward-looking statements.

Item 1. Business

General

      The Company is a provider of enterprise software solutions and services to the multi-channel commerce industry. The Company's clients include direct marketing and catalog companies, retailers and manufacturers with significant direct sales channels, Internet-only companies and fulfillment houses. The Company's family of software products ("Ecometry Retail Enterprise" or "Ecometry") is designed to automate multi-channel commerce activities, including marketing, advertising analysis, sales, telemarketing, ordering, customer services, merchandising, procurement, electronic and Internet commerce, supply chain management, warehousing, shipping, accounting and systems operation. Ecometry Retail Enterprise also provides managers and sales personnel with real-time operations, inventory and customer data to improve both management decision making and customer service.

      Since its inception in 1988, management of the Company has concentrated on providing software-based systems and services to direct marketing companies and to retailers and manufacturers with significant direct sales channels. By focusing on this market, management believes that the Company has been able to develop significant industry expertise that has been incorporated in the functionality of the Company's products and services. The Ecometry system offers over 3,000 functional options, the ability to process up to 400,000 transactions per day and is used primarily by companies with high-volume direct sales operations. Ecometry Retail Enterprise, the Company's end-to-end retail commerce solution, is a highly scalable system that enables real-time interactive customer ordering and customer services, and automates the processing of front and back-office functions for companies selling products through all direct sales channels.

      The Company's Ecometry Retail Enterprise Solution has been sold to more than 300 clients located primarily in North America and Europe. Ecometry Corporation's client base includes companies such as Nordstrom, RedEnvelope.com, Lego, Nine West, Brookstone, Levenger, KBkids.com, Hickory Farms, Wine Enthusiast, QVC Network and Time Life.

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

The Multi-Channel Commerce Industry Today

      The multi-channel commerce industry encompasses companies selling products to customers through direct channels, such as catalogs, direct mail, TV infomercials, radio, print ads, outbound telemarketing, the Internet and other direct sales based channels, in addition to traditional in-store sales. According to the Direct Marketing Association ("DMA"), U.S. sales revenue attributable to direct sales via several channels, i.e. catalog, outbound telemarketing, broadcast, web, was estimated to reach in the trillions for annual sales for the year 2001, with the greatest growth in online or internet sales. Both business to business and consumer sales via the internet are expected to grow through 2005, with business to business at 41.5% per year (forecast to reach $90.8 billion) and business to consumer at 43.4% per year (forecast to reach $54.0 billion).

      According to the most recent DMA State of the Industry Interactive E-Commerce Marketing Report, dated January 2001, 50% of companies have integrated Catalog, Retail, and Web operations, with 55% of companies investing in technology enhancements and spending more on the development of online marketing than on marketing and promoting their websites.

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

The Ecometry Solution

      The Company's cornerstone software solution is Ecometry Retail Enterprise, a fully integrated, enterprise-wide, mission-critical, multi-channel commerce software suite that includes its award-winning systems previously known as MACS and WebOrder. The software suite helps managers of multi-channel commerce companies operate their businesses more effectively and efficiently by automating operations and making available real-time information relating to nearly every facet of these companies' operations. The solution incorporates analytical tools, best-of-breed methodologies, in-depth functionality and enterprise-wide information flow. The Company also provides extensive customer support services, custom development and integration services as well as web design, consulting, installation and training.

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

            Versatility and Open Technology Environment. The Ecometry solutions use open technology and readily integrate with many third-party systems and software applications. Ecometry's N-tier architecture utilizes COM objects and is based on relational databases, such as Oracle. Ecometry has been successfully integrated with software solutions provided by third-party vendors such as Island Pacific, Manhattan Associates, PeopleSoft and Great Plains. We believe the entire multi-channel commerce market can be addressed by Ecometry's present platforms.

            High Volume Internet Commerce Capability. Ecometry Online provides an Internet commerce solution, which incorporates the scalability and functionality of its proven back office application suite and can accommodate the Internet commerce requirements of very large retailers. Ecometry Online enables traditional retailers, manufacturers, and catalogers to add a high volume Internet commerce channel to their marketing and sales activities.

            Processing Scalability and Reduced Operating Costs. Ecometry enables companies to process up to 400,000 orders per day, minimize overhead costs, enhance decision support and data analytics, improve the efficiency and quality of customer services and streamline overall operations. Ecometry can also reduce the operating costs that would otherwise be associated with the ongoing maintenance and updating of legacy, batch and mainframe systems.

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

            Develop New Product Offerings. The Company is enhancing its product line with a full view functionality interface ("FVF"). FVF is an Ecometry design standard that incorporates within a single screen all the information required to perform a particular task. Users have the ability to quickly access a wealth of information about the customer, the order, the product or the promotion without having to launch multiple applications. Through the use of tabs, the single screen leads to a multitude of data, all specific to the module in use. Currently, FVF is available for Order Entry and Customer Service as well as for Point of Sale.

            Deploy Product Offerings Across New Platforms. The Company completed development of its Ecometry solutions on the Unix platform as well as the NT platform and is presently focused on deploying these versions at client sites. All the features and functions of the HP e3000-based product have been incorporated into the Unix and NT versions. The company believes that with HP's phase-out of the MPe platform, it will be able to address this market.

            Extend Product Offerings With Strategic Alliances. The Company seeks to increase its business development activities and further extend its product line through partnerships with companies offering best of breed solutions. The Company established a formal Business Alliance Program in 2000 targeted at identifying new strategic technology and service partners to maximize lead generation opportunities and to further enhance Ecometry software and services. The program launched in early 2001 and is known as the Ecometry Alliance Network, offering three levels of partnership.

            Increase Sales to Existing Clients. The Company's sales team intends to continue to sell optional product modules to its existing clients, including Predictive Response, Computer Telephony Integration (CTI), Inventory Forecasting, and E-Mail Executive, and to upgrade clients to modules that offer the Full View Functionality interface.

            Expand Service Offerings. The Company's consulting and service offerings are critical components of its client-driven solution. The Company intends to continue to market its comprehensive consulting and client support services to facilitate the timely installation, implementation and effective utilization of its products.

Products

      The Ecometry family of products offers an integrated, flexible, modular solution for front and back-office operations, decision support analytics, Internet commerce marketing and transaction processing functionality. The first version of the Ecometry Retail Enterprise (previously known as MACS) was installed in 1990. In 1997, the Company released a new Internet-based solution called Ecometry Online (previously known as WebOrder). Today's versions of MACS and WebOrder make up the Ecometry suite of applications.

      Ecometry Retail Enterprise is available on multiple platforms, depending on the needs of the individual business: Unix, running on the HP9000 accessing an Oracle database, Windows 2000 (NT) accessing an Oracle database, MPE/iX, running on the HP e3000 accessing an Image database. The system is suitable either for small companies with 15 user connections or for large organizations with mainframe class configurations of 2000 plus users.

      In November of 2001, Hewlett Packard ("HP") announced it would be discontinuing sales of the HP e3000 as of November 1, 2003. HP will continue its support of this platform until January 1, 2007. This will provide time to transition customers running Ecometry Retail Enterprise MPE/iX to another operating system platform such as Unix or NT. Ecometry customers who decide to transition to an NT or Unix platform will receive financial credits from HP for the upgrades. HP will provide customers who have the newer A or N class servers with conversions to HP9000 systems free of charge. The Company's inability to successfully deliver its Ecometry Retail Enterprise family of products on alternate operating system platforms such as Unix and NT could have a material adverse effect on the Company's business, financial condition or results of operations.

      Every application within Ecometry Retail Enterprise incorporates technological excellence. Graphic techniques are utilized to instantly display real-time management information throughout the company, from marketing to warehousing. The combination of a high-speed database and sophisticated indexing software provides the functionality of a relational database without the performance penalties that normally accompany such tools. On the front end, the solution offers an unparalleled shopping cart system and utilizes open technology such as XML (extensible mark-up language), CGI (common gateway interface) and COM (component object module) Objects for system integration. To meet enterprise Web requirements, Ecometry utilizes J2EE (Java 2 Enterprise Edition) as its standard environment, ensuring platform independence, reliability, security and scalability.

      Ecometry recognizes that every company is unique and offers the ability to customize the system to fit specific business needs. Utilizing XML as the standard interface, the built-in flexibility of the original design allows ease of integration with other third party or in-house developed technologies without compromising the basic integrity of the Ecometry system. Ecometry Optional Modules, for example, include interfaces into third party Financial Systems, Retail Management Systems and Warehouse Management Systems:

      Additionally, hundreds of control switches allow users to create operational models that are best suited to their individual businesses, including management of multiple companies and multiple divisions within one system.

      The prices for Ecometry Retail Enterprise including third party software and hardware, range from $80,000 to more than $2 million, depending on the number of users and CPUs required.

Products and functionality available with Ecometry Retail Enterprise are:

      Accounting

      Ecometry Accounting provides a robust, built-in accounting module that handles all accounts receivable, accounts payable and general ledger activities. The module easily supports the accounting structure for multi-companies, multi-divisions and multi-departments. Instant financial reporting is available and the system can be interfaced to most major accounting packages. The system supports foreign currencies, gift certificates, coupons, and cyber cash.

      Online Customer Service

      Ecometry Online Customer Service offers an array of features that simplify the process of interacting with customers. Functions include instant order, inventory and shipping status, modification of orders that have already been placed, cancellation or substitution for backorders, return authorization requests, access to complete purchase history, live text chat, live voice chat and more.

      Online Shopping

      Ecometry Online Shopping provides its own universal shopping cart system and online order taking functions, including multiple ship-to's, gift wrapping and gift boxing, order commenting, ship methods by item, automatic reorders, real-time stock availability, instant order confirmations, and online credit card authorization. This module offers a variety of payment options: open accounts, purchase orders, traditional checks, debit cards, multiple credit cards and installment billing, gift certificates, coupons and Internet pay methods.

      Order Management and Processing

      Ecometry Order Management provides every feature needed to manage customer orders from any source: Internet, mail, telephone and fax. Functions include cross-sell and upsell routines, credit card processing with built-in fraud control security checks, multiple ship to's, customer account information and automated customer service correspondence. Tax is calculated automatically for the consumer based on the tax nexus of each company. Shipping and handling fees can be set or tiered and can also vary by offer. Order processing is handled on a FIFO (first in, first out) basis with real-time inventory allocation and costing. Backorder logic includes automated FTC compliance notification.

      Shipping

      The Shipping module facilitates automatic shipping and EDI manifesting with every major shipping service. Ecometry shipping also enables "best way" shipping, allowing retailers to control how packages are shipped based on pre-defined variables such as least cost, proximity, fastest service, etc.

      Warehousing

      Ecometry Warehousing incorporates multi-warehousing, bar coding, auto package checking, auto shipping, multiple manifests and sophisticated picking algorithms, restocking routines, returns management, cycle counts and stock adjustment reports--all the key aspects required to operate either a large or small operation efficiently. Automated click-through shipment tracking is available for customers ordering through the Internet. There are a number of optional modules available to Ecometry clients. Pricing for these optional modules is based on individual user requirements and needs.

      Assembly

      Aimed at integrating light manufacturing with a retail operation, the Ecometry Assembly module provides the capabilities to buy and stock raw material, create bills of material to describe the assembly process, track costs for assembly (including labor and machine time) and predict demand for raw materials from the sales of finished goods.

      Computer Telephony Integration

      Enhanced customer service and lower operating costs are attained through the synchronization of telephone and computer systems in a distributed call environment. Screen pops provide relevant customer data, allowing a service representative to personalize each call. Customer profile information is instantly available for order entry, reducing operator talk time and input error rates. Time efficiencies can be rededicated to upsell and cross-sell activities.

      Contact Relationship Manager

      Focused on promoting additional sales and/or driving collection revenues, Ecometry Contact Relationship Manager allows a company to select criteria for the outbound campaign and track call results. A database can be divided or assigned to specific telemarketers for optimum results and sales commissions can be automatically tracked and recorded.

      Continuity

      For businesses marketing goods through clubs such as books, CDs, and videos, Ecometry Continuity module includes "club processing" functionality, installment billing and a variety of other features specifically designed to handle this type of fulfillment.

      E-Mail Executive

      E-Mail Executive is a personalized automated e-mail response system that receives e-mail messages from customers and categorizes them based on predetermined keywords. The module enables instant sorting and routing to appropriate departments so that a prompt and personalized response can be generated either manually or automatically.

      Financial Interface

      Ecometry's standard interface to external General Ledger and Accounts Payable Systems allows financial transactions that are recorded in Ecometry Retail Enterprise to be exported to third party financial systems immediately upon readiness for posting.

      Gift Registry/Wish List

      This module offers online customers the ability to create gift registries, such as those in the traditional retail arena, as well as personal wish lists, allowing shoppers to choose and store items that interest them for later purchase.

      Installment Billing

      The Ecometry Installment Billing module processes the billing of customers' credit cards in two or more equal installments, and the entire allied inventory and shipping functions associated with installment payments.

      Inventory Forecast Manager

      This decision support module uses a subset of data from Ecometry Retail Enterprise and projects sales for items in specified offers based on projection curves. If seasonality affects a business, this intelligent tool factors in all relevant data to accurately forecast inventory levels and help control costs.

      Predictive Response

      Predictive Response facilitates one to one merchandising and website personalization by using clickstream data, behavioral profiles, order transaction history and rules based logic to anticipate customer product preferences. The module enhances service to online customers by offering products tailored to individual interests and increases the likelihood that browsers will become buyers.

      Retail Interface

      Ecometry Retail Enterprise can accomplish the exchange of information utilizing tools to interface to various points within a Retail Management System. Although this module is still in development, available tools presently include:

            o Item Creation and Maintenance - providing the ability to create and maintain items to be sold across channels within the RMS and then add or modify them within Ecometry
            o Purchase Orders - allowing the creation of PO's within the RMS and the receipts of the resulting inventory within Ecometry
            o Inventory Maintenance - allowing inventory to be maintained in the RMS and allocated to Ecometry for sale to traditional Ecometry channels.
            o Financial Order Information - providing the ability for financial transactions resulting from activity in Ecometry to be extracted and reported to a RMS

      Retail Point of Sale

      For catalog and e-commerce companies with fewer than 36 retail stores/outlets, Ecometry Point of Sale (POS) interfaces with Ecometry Retail Enterprise for customer and product data and allows for separate store inventories, cash register management and optional drop shipping of items not available in the store.

      Standing Order

      Ecometry Standing Order is a set of functions that automates periodic replenishment of a particular product or product category. A necessity for consumables or virtually any type of merchandise that can produce repeat sales, this option handles all the complex details involved in instituting and implementing this type of program.

      WMS Interface

      This module provides a real-time interface from Ecometry Retail Enterprise to a third party Warehouse Management System, allowing split second communication between the two applications. The module sends item and purchase order data to the WMS on an as needed basis, and passes processed orders, stop shipment requests, and returns as they occur. The interface allows Ecometry to accept real-time inventory and billing data, including stock adjustments, stock movements, purchase order receipts, return receipts, physical inventory counts, short shipments, cancels, and ship confirmations. Such updated transaction data enables CSRs to always provide customers with detailed, real-time information.

      Wireless Warehouse

      Wireless Warehouse provides for wireless real-time inventory updates between warehouse personnel and Ecometry Retail Enterprise. It improves accuracy and productivity by gathering input data through barcodes and scanners.

      This module supports receiving, pallet building for receiving or stock moving, pallet depletion, single stock movements, stock adjustments, cycle counting, and physical inventory counting.

Products Under Development

      Ecometry Retail Enterprise for Unix and NT

      In light of Hewlett Packard's announcement to discontinue the HP e3000, the Company is continuing to focus on enhancements and new functionality for Ecometry's solutions currently available on the Unix and NT operating systems.

      Bridal Registry

      The Bridal Registry module offers customers the ability to create and maintain bridal registries, which then other customers can then access at the retail site, via online shopping site or through a retailer's call center.

      Call Center Services

      Ecometry Call Center provides Customer Service Representatives with superior order taking functionality as well as customer service capabilities, and enables them to modify costs for special customers, create future orders, change shipping addresses, and respond to other service requests. The module also includes a customer service tracking function that captures the reasons for incoming customer service issues, such as order status, product availability, late delivery, damaged merchandise and return authorization.

      Campaign Manager

      Ecometry Campaign Manager personalizes the shopping experience for the online customer, enabling companies to interact with and sell to each customer on an individual basis. This module facilitates custom web offers and website personalization by utilizing customer clickstream data, order transaction history and customer profile data. Companies have the ability to create an unlimited number of outbound Internet campaign programs to acquire new customers and increase the lifetime value of existing customers.

      Content Manager

      Ecometry Content Manager manages the product master file, including its associated content, product attributes and purchasing functions such as price, cost, vendor/manufacturing data, style matrices, personalization, monogramming, product bundles or kits, product pictures, customer testimonials, vendor specifications, upsell/cross-sell copy, return policies and more.

      Parallel WebShopper

      Ecometry Parallel WebShopper offers a high availability option for web shopping, significantly increasing performance and scalability. The module enables order functions to operate continuously, ensuring the integrity of incoming orders 24 hours per day, 7 days per week ("24/7"), even if the back end commerce engine is disabled for any reason.

      The Replicated Reporting Database

      The Replicated Reporting Database, which will be offered through a third party, provides a repository for collecting, storing and analyzing customer data outside of the production system. Through the use of Ecometry's high-speed data replication utility, all customer and order transaction data is available in near real time, producing analyses, which can execute events to drive sales and service. This database stores and provides information from all sales channels, recognizes the customer, the channel the customer has come through, the value of that customer, and the corresponding action that should be taken.

      Retail Interface

      Ecometry Retail Enterprise can accomplish the exchange of information utilizing tools to interface to various points within a Retail Management System. Although certain of these tools are presently available, additional functionality is being contemplated.

      FVF

      The Company is enhancing its product line with a full view functionality interface. FVF is an Ecometry design standard that incorporates within a single screen all the information required to perform a particular task. Users have the ability to quickly access a wealth of information about the customer, the order, the product or the promotion without having to launch multiple applications. Through the use of tabs, the single screen leads to a multitude of data, all specific to the module in use. Currently, FVF is available for Order Entry and Customer Service as well as for Point of Sale.

Clients

      The Company's clients include traditional direct marketing and catalog companies, brick and mortar retailers and manufacturing companies, Internet-only based retailers, and fulfillment houses. The Company generally targets multi-channel commerce companies in their respective industry segments. The Company has sold its products to more than 320 clients. The following is a representative list of the Company's clients as of December 31, 2001, generally categorized by industry segment:


APPAREL/SHOES                          GENERAL MERCHANDISE GIFTS

Coldwater Creek, Inc                   RedEnvelope.com
dELiA*s                                KBkids.com
Nine West Group                        Brookstone, Inc.
Nordstrom, Inc.                        Hammacher Schlemmer
                                       Lego Systems, Inc.

COMPUTER SOFTWARE/HARDWARE             TV HOME SHOPPING

Club Mac                               The Shopping Channel
Softmart                               Antena 3 Directo
Cyberguys                              QVC Network, Inc.
PC Mall

EDUCATIONAL SUPPLIES/BOOKS             HEALTH & ENVIRONMENT

ClassroomDirect.com                    Fruitful Yield
Childcraft Education                   Gaiam, Inc.
Earlychildhood.com                     Indiana Botanic Gardens
Educational Experience                 Pure Encapsulations
Time Life, Inc.

FOOD AND BEVERAGE                      OTHERS

Ethel M. Chocolates                    JC Penney Logistics, Inc.
Hickory Farms, Inc.                    Zomax
Wine Enthusiast                        United Methodist Publishing House
Savory Foods                           Hot Topic
Republic of Tea                        Asset Marketing

      None of the Company's clients accounted for more than 10% of the Company's revenue in 2001, 2000, 1999 or 1998. For the year ended December 31, 1998, the Company's two largest clients, United States Mint and Multiple Zones, in the aggregate accounted for 16.8% of the Company's revenue. In 1997, the Company's three largest clients, Genesis Direct, Inc., dELiA*s and KAO Infosystems Co., in the aggregate accounted for 18.6% of the Company's revenue.

Client Services

Client Support

      The Company believes that a high level of service and support is critical to its success and an important competitive advantage. The Company's installation teams consist of a project manager, a technical lead, two support analysts and as many installers or trainers as are required for a given installation. The installation team assists clients in configuring the system to meet their business requirements. They also train the client's executives, managers, and trainers on the application. Clients will stay in the installation support team for a period of three to six months after they begin processing orders through the system. Thereafter, the Company transitions the client to one of its levels of support services.

      The Company's client support function is responsible for servicing its clients after the initial implementation project is complete. The Company supports approximately 225 clients in over 6 countries. These operations enable the Company to respond more quickly and effectively to the needs of its multinational and international clients. Approximately 75% of current Ecometry users participate in the Company's support services program.

      The Company believes that a close and active service and support relationship is important to client satisfaction and also provides the Company with information regarding evolving client requirements. For example, the Company assigns an Account Manager to all clients. The Company offers three levels of support: Bronze, Silver and Gold. The Company provides telephone support from 8:00 a.m. to 9:00 p.m. (EST) weekdays, 24/7 support for production stopping issues, and uses electronic bulletin boards and other forms of electronic distribution to provide clients with the latest information regarding the Company's products.

      The Company's Bronze support services provide complete, full time technical support. Each Account Manager handles multiple clients and has a dedicated team of Support Analysts to ensure that issues are resolved in an expedient manner. When a client calls the Company with a question or issue, it is initially reviewed by the Account Manager and then assigned to a team member for resolution. More complex issues can then be referred to the Company's technical support team and, if necessary, to the Company's programming unit. The Company provides its clients with telephone support to give timely responses to systems issues. The Company continually communicates with its clients through seminars, and Account Managers provide weekly reports and conference calls to each client detailing the status of the account. Event schedules, product enhancement requests and electronic mail are available to clients on the Company's Internet web site as well. In addition, this Internet support site contains a knowledge database where searches can be done based on key-words, a section for frequently asked questions and how-to's, an archive of release notes for current and prior upgrades, as well as a complete set of on-line user documentation. Depending on the services delivered, support services typically are priced at 18% of the total license fee per year and include, without charge, any new version releases of software.

      The next level of support the Company offers is Silver Level, which provides services to those clients interested in sharing an Account Manager. The ratio is 2-3 clients per manager, combined with an additional support team consisting of a backup Account Manager, an accounting tech, and a Business Manager. A copy of the client's production account is also maintained for replication of issues and management meets weekly to report on the status of the accounts. Pricing is based on user licenses plus an additional monthly fee, subject to a minimum.

      The Company's Gold support services provide premier technical service for its larger clients through the assignment of a dedicated Account Manager and a team of support personnel. For these clients, the Company maintains a copy of their production software environment on the Company's client support system to enable the Account Manager to expedite the resolution of all client issues. The Company believes that such services build a strong, strategic relationship, which enhances the future business prospects of the Company. Support contracts are typically service agreements pursuant to which clients pay a monthly fee based on a percentage of the total software license fee. Installation and training are either included in the initial license fee or invoiced separately as services revenue. Gold level services are typically priced based on the level of support services provided and number of CPU's.

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

      As of December 31, 2001, the Company employed 117 Client Support Services personnel, consisting of 29 Implementation, 49 Standard Support, 21 Major Account support, 6 Web Implementation and support and 12 Technical and Hardware support personnel.

Consulting and Customization

      The Company's consultants conduct site examinations and assist clients in developing and implementing advanced Ecometry strategies. With significant experience in the direct commerce industry, the Company's consultants provide practical and proven direction in developing strategies, which apply best-practice Ecometry methodologies that meet the client's requirements. Depending on the client's needs, the Company offers:

      o     Requirements analysis and Ecometry software evaluation services;

      o     Advanced Ecometry methodology consulting;

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

Training and Education

      The Company offers a variety of standard and customized training and education services at client sites, at the Company's headquarters in Delray Beach, Florida, and at selected regional sites throughout the country. Upon the installation of Ecometry Retail Enterprise, the Company provides a two-week training course for each client's staff. The training curriculum is delivered by specialists who utilize proven education techniques and advanced technology. The Company also offers 14 standard courses at various times throughout the year as well as customized on-site courses for training in the application of its Ecometry products through the Ecometry Corporation Academy. The Company also offers a "train the trainer" program in which the Company trains client employees designated as trainers within their organization. These trainers are educated in both training techniques and the optimal use of the Company's products. The Company believes its "train-the-trainer" methodology is a crucial element in the success of its implementations, which often span multiple departments, plants and countries. Continuing education and training is delivered through standard courses with package prices or can be contracted for on a time and materials basis.

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

      The Company's sales force is supported by marketing personnel who generate and qualify leads through advertising and marketing campaigns, produce product literature, direct mail campaigns, and display advertising, coordinate participation at trade shows and conventions, conduct media and industry analyst outreach, and manage the corporate website. The marketing department also supports the sales force with appropriate documentation or presentation and demonstration materials for use during the sales process. Additionally, the Company supports its direct sales and marketing force with a group of systems engineering professionals, many of whom also possess vertical market and practical Ecometry expertise.

      As of December 31, 2001, the Company employed 29 sales and marketing personnel, consisting of 9 sales representatives and 20 marketing and other support personnel.

      The Company's method of marketing and selling to a new prospect consists of identifying the prospect, qualifying the prospect, conducting product demonstrations and preparing and presenting a sales proposal. The prospecting process includes advertising in trade publications, outbound telemarketing from within the established database and newly acquired lists, monthly direct mail campaigns, and participating in trade shows to generate leads for the direct sales force. Once a prospect is qualified, direct sales personnel visit the prospect to understand the specific requirements. This process usually results in the preparation of a written proposal describing the hardware, software and services that meet the prospect's requirements. While the Company's sales personnel usually make the initial sales contact, large and complex installations generally involve the use of the Company's professional services group. This group works closely with the sales team to identify the optimal configuration of Ecometry required for such prospects. This sales cycle typically ranges from three to six months.

      The Company has executed hardware resale agreements with Client Systems, Inc., a distributor of HP e3000 products and Avnet (Hallmark), a distributor of HP 9000 (Unix) products. The Company also has a strategic relationship with Hewlett-Packard consisting of cooperative marketing and sales activities in the multi-channel commerce industry.

      The Ecometry user community and the Company have organized an international users' group whose advisory committee plays an important role in helping the Company develop and refine its Ecometry products and services strategies. In addition, the Company hosts an annual World Conference, which includes presentations by the Company, industry consultants and clients concerning the features and capabilities of the Company's products. These conferences include workshops, round table discussions and special sessions devoted to products, technologies and Ecometry methodologies. Approximately 400 attendees participated in the Company's World Conference and Expo 2001 held in Boca Raton, Florida.

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

      The Company follows a structured development methodology to ensure the timely and cost-effective production of high-quality software. The Company has a formal process through which clients may have input as to modifications of the Company's products and believes that this input helps it deliver a solution to its current and prospective clients.

      As of December 31, 2001, the research and development staff consisted of 65 employees. From time to time, the Company has also engaged outside consultants in its product development efforts. Total expenses for research and development in the fiscal years ended December 31, 1999, 2000 and 2001 were approximately $3.4 million, $4.4 million and $4.8 million, respectively. No software development costs were capitalized in fiscal 1999, 2000 or 2001. In accordance with Statement of Financial Accounting Standards No. 86, software development costs are expensed as incurred until technological feasibility of the software is established, after which any additional costs are capitalized. To date, the Company has expensed all software development costs because development costs incurred subsequent to the establishment of technological feasibility have been minimal. The Company anticipates that it will continue to commit substantial resources to product development and enhancements in the future.

Competition

      The market for multi-channel commerce software is competitive, rapidly evolving and highly sensitive to new product introductions and marketing efforts by industry participants. This market is also highly fragmented and served by ERP software providers, electronic commerce software providers, consulting firms and point solution providers targeting the multi-channel commerce industry. The Company's largest competitors include companies such as Commercialware, SigmaMicro, Page Digital JDA Software, Retek, Oracle, PeopleSoft, BroadVision. The Company's products also compete with information systems developed and serviced internally by in-house MIS departments. Although the Company believes that none of its competitors currently compete against the Company in all industry segments, there can be no assurance that such competitors will not compete against the Company in the future in additional industry segments. Many of the Company's potential future competitors may have significantly greater financial, technical and marketing resources, generate higher revenues and may have greater name recognition than does the Company. In addition, as the Company expands into new segments of the multi-channel commerce industry, it will face competition from other software companies, MIS departments and unforeseen sources. Compared with the Company, these competitors may have greater resources, operating experience, credibility and relationships in such new segments. Although the Company believes that it currently competes favorably in all industry segments and against all competitors, there can be no assurance that it will do so in the future.

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

      The Company currently operates in the United States, and clients in over 17 countries license its products for use. The Company has registered MACS, MACSII, MACSIII, EUROMACS, THE MACSIMUM, MACSACCESS, the "SG" logo, the SMITH-GARDNER name, ECOMETRY, the "ECOMETRY" logo and ECOMETRY RETAIL ENTERPRISE and PREDICTIVE RESPONSE as trademarks in the United States. The Company also has applied for the registration as trademarks in the United States of STOREROUTER and ECOMETRY STOREROUTER. The Company believes that international protection and enforcement of intellectual property rights for software products in particular may be more limited than in the United States. Specifically, intellectual property laws in certain countries may not protect software companies from the loss of intellectual property rights through reverse engineering.

      In November 2001, the Company sold the shares of Smith-Gardner & Associates Ltd ("SGA Ltd."). At that time a distribution agreement was executed with Anthony C. Glover, the former managing director of SGA Ltd., pursuant to which the Company will receive royalties for the sale of its software. SGA Ltd. and G2 Solutions Ltd., of which Mr. Glover is a shareholder, are guarantors under the distribution agreement. The Company retained intellectual property rights to all products to be sold.

      The Company has entered into several agreements regarding the integration of the intellectual property of third parties into its products. Parties to such agreements include Robelle, Bradmark, Cognos, GTS, DISC, Oracle and Fujitsu.

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

Mergers

      On October 25, 2001, the Company entered into a merger agreement (the SG "Merger Agreement") with SG Merger Corp. ("SG Merger"), a newly formed company organized by Wilburn W. Smith and Allan J. Gardner, officers and board members of the Company. SG Merger will be merged with and into the Company, with the Company as the surviving corporation (the "Merger"). Pursuant to the terms and subject to the conditions of the SG Merger Agreement, each share of common stock, $0.01 par value per share, of the Company ("Common Stock") outstanding at the effective time of the Merger (other than shares held by SG Merger and Messrs Smith and Gardner) will be converted into the right to receive $2.70 in cash. The transaction is subject to a number of conditions, including approval of the Merger by holders of a majority of the common stock of the Company not held by SG Merger and Messrs. Smith and Gardner, and other customary conditions.

      On January 25, 2002, the Company and Citrus Merger Corp., a Florida corporation ("Acquisition Sub"), Syngistix, Inc., a Delaware corporation ("Parent"), and for limited purposes only, Core Technology Fund IV, LLC, entered into an Agreement and Plan of Merger (the "Syngistix Merger Agreement") pursuant to which Acquisition Sub will be merged with and into the Company, with the Company as the surviving corporation (the "Syngistix Merger"). Pursuant to the terms and subject to the conditions of the Syngistix Merger Agreement, each share of Common Stock, outstanding at the effective time of the Syngistix Merger (other than shares held by the Company, its Subsidiary, Parent or Acquisition
Sub) will be converted into the right to receive $2.90 in cash. The transaction is subject to a number of conditions, including approval of the Syngistix Merger by holders of a majority of the outstanding Company Common Stock and the consummation of the financing arrangements with Core Technology Fund IV, LLC and The Roser Partnership III, SBIC LP for $10 million (the commitment for which has been obtained), and other customary conditions.

      In order to induce Parent to make an offer to acquire the Company, SG Merger, the Company, Wilburn W. Smith and Allan J. Gardner entered into an Amendment and Waiver to Agreement and Plan of Merger dated as of January 25, 2002 (the "Amendment"). The Amendment amends the SG Merger Agreement. The Amendment provides, among other items, that the Company's entering into the Syngistix Merger Agreement shall not constitute a breach of the SG Merger Agreement and shall not give SG the right to terminate the SG Merger Agreement or to collect the termination fee provided for in the SG Merger Agreement, other than the Company shall pay to SG Merger its reasonably documented fees and expenses incurred to date in connection with the SG Merger Agreement. Any such fees and expenses shall be deducted from any termination fee payable to SG Merger upon consummation of the Syngistix merger.

      The Amendment further provides that the SG Merger Agreement will terminate immediately prior to the consummation by the Company of a merger with Syngistix and any portion of the termination fee not previously paid to SG Merger as described above shall become due and payable immediately thereafter. If, however, the Syngistix Merger Agreement is terminated for any reason other than the closing of the transactions contemplated by the Syngistix Merger Agreement, the SG Merger Agreement would remain in effect and SG would not be entitled to the remaining portion of the termination fee if the merger with SG was consummated. In addition, the Amendment amends the SG Merger Agreement by extending the date by which the merger with SG must be consummated from February 28, 2002 to July 31, 2002.

      Pursuant to the Amendment, Messrs. Smith and Gardner have agreed that at any meeting of stockholders of the Company, or any solicitation of written consents, during the period from January 25, 2002 through May 31, 2002, they will vote in favor of, or consent to, the approval of the Syngistix Merger Agreement and the approval of the Merger, and in favor of each of the other actions contemplated by the Syngistix Merger Agreement.

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

      Declining Revenue. The Company's revenue and long-term growth are largely dependent on the sale of its systems to new and existing clients, which are impacted by the economy and market conditions affecting the Company and our industry as a whole, including but not limited to, the drastic decline of the technology sector during the last year, the outmoded software used by the Company in comparison to new products offered in the technology sector, the overall decline in the economy and the extreme impact the events of September 11, 2001 have had on the economy, all of which have lead to a decrease in sales to our customers, including, but not limited to, those customers dependent on e-commerce sales.

      Dependence on HP e3000. In November of 2001, Hewlett Packard ("HP") announced it would be discontinuing sales of the HP e3000, which uses the MPE/ix operating system, as of November 1, 2003. HP will continue its support of this platform until January 1, 2007. This will provide time to transition customers running Ecometry Retail Enterprise MPE/iX to another platform such as UNIX or NT. Ecometry customers who decide to transition to an NT or Unix platform will receive financial credits from HP for the upgrades. HP will provide customers who have the newer A or N class servers with conversions to HP9000 systems free of charge. The Company's inability to successfully deliver its Ecometry Retail Enterprise family of products on alternate operating system platforms such as Unix and NT, could have a material adverse effect on the Company's business, financial condition or results of operations.

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

      Class Action Litigation. Between June 22, 2000 and August 14, 2000, four purported class-action complaints were filed against the Company and several of its officers. All four complaints are substantially similar and allege, among other things, that the Company made material misrepresentations and omissions regarding the Company's future revenues, growth and expenditures, and whether its reserve for doubtful accounts complied with Generally Accepted Accounting Principles. On February 5, 2002, a United States Magistrate Judge issued a Report and Recommendation recommending that the amended complaint be dismissed, without prejudice. On February 15, 2002, the plaintiffs filed an objection to the Report and Recommendation. The District Court has not yet acted on the Report and Recommendation. Discovery in this action has not yet commenced, and is stayed pursuant to statutes based on the filing of the motion to dismiss, which stay would be lifted in the event that the Court denies such motion to dismiss. Management believes these actions are without merit and intends to defend them vigorously. There can be no assurance that the Company will be successful in defending this claim. An unfavorable outcome could have a material adverse affect on the Company's business, financial condition or results of operation. At this time, the Company cannot reasonably estimate the ultimate loss, if any, or predict the outcome related to these actions and, therefore, the Company has not recorded an accrual for loss as of December 31, 2001.

      On November 15, 2001, a class-action complaint was filed against the Company and its board of directors. The complaint alleged among other things that the proposed transaction between SG Merger and the Company is unfair to the Company's shareholders. On February 11, 2002, the parties reached a settlement in principle, subject to court approval, that provides for payment of $100,000 in fees to the plaintiffs, and a release of all claims. In the event the court does not approve the settlement, management intends to defend this action vigorously. There can be no assurance the Company will be successful in defending this claim. An unfavorable outcome could have a material adverse affect on the Company's business, financial condition or results of operation. At this time, the Company cannot reasonably estimate the ultimate loss, if any, or predict the outcome related to this action. The Company has recorded an accrual in the amount of $100,000 as of December 31, 2001.

      On December 11, 2001, the investment banking firm of Raymond James & Associates ("Raymond James"), Inc. filed a demand for arbitration against the company with the American Arbitration Association claiming breach of contract. Raymond James claims that is owed $750,000 in connection with services it believes it should have been retained to perform in connection with the company's proposed merger transaction with SG Merger. The Company believes that Raymond James' claims are without merit an intends to defend the proceeding vigorously. Among other things, the company believes that it had no obligation under its agreement with Raymond James to retain Raymond James for the transaction with SG Merger, that the agreement between Ecometry and Raymond James was terminated and that the agreement is otherwise void and unenforceable as a matter of law.

      Dependence on Product Development. The market for the Company's products and services is characterized by rapidly changing technology, evolving industry standards and new product introductions. The core of the Company's primary product was written in COBOL, an outmoded computer programming language that is difficult to maintain. The Company's future success will depend in part upon its ability to enhance its existing products and services and to develop and introduce new products and services to meet changing industry and client requirements. There can be no assurance that the Company will be able to avoid the possible obsolescence of its products due to rapid technological change and evolving industry standards. The process of developing software products such as those offered by the Company is extremely complex and is expected to become increasingly complex and expensive in the future. The Company is currently developing a number of new software products including, among others, Ecometry Parallel WebShopper, Ecometry Content Manager, Ecometry Campaign Manager, and Retail Interface. There can be no assurance that the Company will successfully complete the development of such new products in a timely fashion or that the Company's current or future products will satisfy the needs of the targeted client industry. The Company's continued growth is highly dependent on the success of such products, and a failure of any one of such products to achieve market acceptance could have a material adverse effect on the Company's business, financial condition or results of operations. In addition, certain of the Company's clients request customization of the Company's software products to address unique characteristics of their businesses or computing environments. The Company's commitment to customization could delay the delivery or installation of products, which, in turn, could materially adversely affect the Company's relationship with significant clients or otherwise materially adversely affect its business, financial condition or results of operations.

      The Company's ability to remain competitive and respond to technological change is also dependent, to a lesser degree, upon the Omnidex software, which the Company licenses from Dynamic Information System Corporation ("DISC"), the SuprTool software, which the Company licenses from Robelle Solutions Technology, Inc. ("Robelle"), the Oracle database, which the Company licenses from Oracle Corporation ("Oracle"), and the SQL Server database, which the Company licenses from Microsoft Corporation ("Microsoft"), all of which are incorporated in the Ecometry Retail Enterprise Solution. In the event that Omnidex, SuprTool, Oracle, SQL Server or other products from similar such vendors have design defects or flaws, or if such products are unexpectedly delayed in their introduction or become obsolete subsequent to release, the Company's business, financial condition or operating results could be materially adversely affected. Such material adverse effects could diminish the Company's reputation, credibility and relationships with its current and prospective clients. There can also be no assurance that products or services developed by others will not adversely affect the Company's competitive position or render its products noncompetitive or obsolete.

      Dependence on the Multi-Channel Commerce Software Market. The Company currently derives substantially all of its revenue from licensing its applications software, selling related software, hardware, support, consulting and training services to companies in the multi-channel Commerce Software market. As a result of the growth in Internet commerce and the increased use of other direct sales channels, many marketers are expanding to a multi-channel sales strategy and need to enhance their information technology solutions to accommodate the direct sales business model. The Company's clients include a range of organizations in the multi-channel commerce target market. The success of the Company's clients is directly related to general economic conditions affecting consumer purchases from multi-channel commerce target market. In addition, because of the capital expenditures required in connection with an investment in the Company's products and services, the Company believes that demand for its products could be disproportionately affected by fluctuations, disruptions, instability or downturns in the non-store marketing industry and general economic conditions in the United States and Europe, which may cause clients and potential clients to delay, cancel or reduce any planned expenditures for the Company's software products and services as the Company has seen demonstrated in the past year with the weakened economy. Any resulting decline in demand for the Company's products and services could have a material adverse effect on the Company's business, financial condition or results of operations.

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

      Management of Growth. The potential growth in the size and complexity of the Company's business as well as its client base would be expected to place a significant strain on the Company's management, operations and resources. The Company anticipates that future growth, if any, will require it to recruit, hire and retain a substantial number of new research and development, managerial, finance, sales, marketing and support personnel. There can be no assurance that the Company will be successful in recruiting, hiring or retaining such personnel. The Company's ability to compete effectively and to manage future growth, if any, will depend on its ability to implement and improve operational, financial and management information systems on a timely basis and to expand, train, motivate and manage its work force. There can be no assurance that the Company's personnel, systems, procedures and controls will be adequate to support the Company's operations. Furthermore, one element of the Company's growth strategy is to seek acquisitions of businesses, products and technologies that are complementary to those of the Company. There can be no assurance that the Company will be able to fully integrate any such acquired businesses with the Company's existing operations, operate any such businesses profitably or otherwise implement its growth strategy. If the Company's management is unable to manage growth effectively, the Company's business, financial condition or results of operations could be materially adversely affected.

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

      Dependence on Third Parties. The development and implementation of the Company's Ecometry Retail Enterprise software depends on proprietary technology licensed from third parties. The implementation of Ecometry Retail Enterprise Solution is dependent on Omnidex by DISC, and other imbedded software from Robelle, Oracle and Microsoft. The introduction and increased market acceptance of other operating systems that are incompatible with the Company's products, or the discontinuance of the Hewlett-Packard ("HP") MPE/iX operating system, could materially adversely affect the market for the Company's products. Ecometry Retail Enterprise Solution also relies on certain proprietary features of the IMAGE database management system developed by HP. Ecometry Retail Enterprise Solution for Unix and Ecometry Retail Enterprise Solution for NT, are dependent on the Oracle and SQL Server databases. The introduction and increased market acceptance of database management systems that are incompatible with the Company's products, the announced discontinuance of HP e3000 products, or the Company's inability to procure HP e3000 products, could adversely affect the market for the Company's products.

      Dependence on Third Party Software and Hardware Sales. In conjunction with the licensing of Ecometry products, the Company resells a variety of hardware developed and manufactured by third parties in order to provide the Company's clients with an integrated solution. The Company obtains its HP e3000 hardware pursuant to a distribution agreement with Client Systems, Inc., an HP distributor; and HP Unix hardware from Hallmark. Revenue from such hardware sales can amount to a significant portion of the Company's total revenue in any period. For the fiscal years ended December 31, 2001, 2000 and 1999, revenue derived from the sale of third party software and hardware amounted to 21.5%, 34.0% and 32.9%, respectively, of the Company's total revenue. With the announcement of the discontinuance of the HP e3000, the Company may generate lower revenues from the sale of hardware until such time as the Company can migrate its client base to other database platforms such as Unix and NT. The markets for Unix and NT hardware are much more competitive and the Company's clients may choose to purchase such hardware directly from the manufacturers or distributors of such products, with a resulting decrease in the Company's revenue and profits derived from the sales of such products.

      Competition. The market for multi-channel commerce software is competitive, rapidly evolving and highly sensitive to new product introductions and marketing efforts by industry participants. This market is also highly fragmented and served by ERP software providers, electronic commerce software providers, consulting firms and point solution providers targeting the multi-channel commerce industry. The Company's largest competitors include companies such as Commercialware, SigmaMicro, Page Digital JDA Software, Retek, Oracle, PeopleSoft, BroadVision. The Company's products also compete with information systems developed and serviced internally by in-house MIS departments. Although the Company believes that none of its competitors currently compete against the Company in all industry segments, there can be no assurance that such competitors will not compete against the Company in the future in additional industry segments. Many of the Company's potential future competitors may have significantly greater financial, technical and marketing resources, generate higher revenues and may have greater name recognition than does the Company. In addition, as the Company expands into new segments of the multi-channel commerce industry, such as Internet commerce, it will face competition from other software companies, MIS departments and unforeseen sources. Compared with the Company, these competitors may have greater resources, operating experience, credibility and relationships in such new segments. Although the Company believes that it currently competes favorably in all industry segments and against all competitors, there can be no assurance that it will do so in the future. There can be no assurance that the Company's competitors will not develop products comparable or superior to those developed by the Company or adapt more quickly than the Company to new technologies, evolving industry trends or changing client requirements. It is also possible that alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, financial condition or results of operations. There can be no assurance that the Company will be able to compete effectively against current and future competitors

      Product Defects and Product Liability. The Company's software products are highly complex and sophisticated and could from time to time contain design defects or software errors that could be difficult to detect and correct. Errors, bugs or viruses may result in loss of or delay in market acceptance or loss of client data as well as diminish the Company's reputation, credibility and relationships with its current clients and any prospective clients. There can be no assurance that, despite testing by the Company and its clients, errors will not be found in the Company's products, which errors could result in a delay in or the prevention of the applicable software product from attaining broad market acceptance and thus could have a material adverse effect upon the Company's business, financial condition or results of operations. The Company's products are frequently used by its clients to perform mission-critical functions. Therefore, design defects, software errors, misuse of the Company's products, incorrect data from external sources or other potential problems within or outside of the Company's control that may arise from the use of the Company's products could result in financial or other damage to the Company's clients. Although the Company's license agreements with its clients typically contain provisions designed to limit the Company's exposure to such potential claims, the provisions may not effectively protect the Company against such claims and the liability and costs associated therewith. Although the Company maintains general liability insurance coverage, including coverage for errors or omissions, there can be no assurance that such coverage will continue to be available on reasonable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. Accordingly, any such claim could have a material adverse effect upon the Company's business, financial condition or results of operations.

      Dependence on Key Personnel. The Company's business involves the delivery of services and is labor intensive. The Company's success will depend in large part upon its ability to attract, recruit, hire, retain and motivate highly skilled employees. There is significant competition for employees with the skills required to perform the services offered by the Company. There can be no assurance that the Company will be able to attract and retain sufficient numbers of highly skilled employees in the future. The loss of Wilburn W. Smith, the Company's Chairman and Executive Vice President--Sales and Allan J. Gardner, the Company's Chief Technology Officer, or a significant number of the Company's highly skilled employees, could have a material adverse effect on the Company's business, financial condition or results of operations, including its ability to attract employees, obtain new clients and perform installations. The Company does not hold a key person insurance policy on the lives of any of its executive officers or directors and has not entered into employment agreements with any of its executive officers.

      Risks Associated with International Operations. The Company opened satellite offices in Fenstanton, England ("SGA Ltd.") and Sydney, Australia ("SGA Pty.") in June 1997 and September 1997, respectively. These entities were separately incorporated and wholly owned subsidiaries of the Company. In November 2001, the Company sold the shares of SGA Ltd. for one pound sterling. At that time a distribution agreement was executed with Anthony C. Glover, the former managing director of SGA Ltd., pursuant to which the Company will receive royalties for the sale of its software in the UK and Europe. SGA Ltd. and G2 Solutions Ltd., of which Mr. Glover is a shareholder, are guarantors under the distribution agreement. The Company retained intellectual property rights to all products to be sold. There can be no assurance that there will be future sales of the Company's products pursuant to the distribution agreement for which the Company will receive royalties. SGA Pty., which ceased operations in the second quarter of 2001, was liquidated on December 21, 2001. Also, there can be no assurance that the Company will be able to maintain or increase international market demand for the Company's products. In addition, the Company's potential international business may be subject to a variety of risks, including difficulties in collecting international accounts receivable or obtaining U.S. export licenses, potentially longer payment cycles, increased costs associated with maintaining international marketing efforts, the introduction of non-tariff barriers and higher duty rates and difficulties in enforcement of contractual obligations and intellectual property rights and risks associated with the Company's non-use of any hedging instruments to protect against possible currency fluctuations. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales. The Company does not anticipate international sales to represent a significant portion of its revenues in the future, and consequently, fluctuations are not expected to have a material adverse effect on the Company's business, financial condition or results of operations.

      In light of these risks and uncertainties, the forward-looking events discussed in this report might not occur. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Employees

      As of December 31, 2001, the Company had a total of 266 full-time employees. Of the 266 employees, 65 in product development and research and development, 29 in sales and marketing, 31 in training and professional services, 117 in client support services and 24 in management, administration and finance. None of the Company's employees are subject to a collective bargaining agreement, and the Company has not experienced any work stoppages. The Company believes that its employee relations are good.

Item 2. Properties

      The Company is headquartered in Delray Beach, Florida, where it leases approximately 73,000 square feet of office space pursuant to a lease that expires in December 2006. The annual rent expense under such lease is approximately $1.0 million. The Company also leases office space in California, Texas and Missouri for certain of its marketing and sales activities. The annual rent under such leases is approximately $9,300, $8,500, and $9,700, respectively. The lease for the office space in Missouri will expire at the end of March 2002 and will not be renewed. The aggregate annual facility lease payments of the Company during the fiscal year ended December 31, 2001 was approximately $860,000. In addition to base rent payments, the Company paid approximately $500,000 for common area maintenance fees, which include real estate taxes, utilities, and other customary charges.

Item 3. Legal Proceedings

      Between June 22, 2000 and August 14, 2000, four purported class-action complaints were filed against the Company and Messrs. Martin K. Weinbaum, Allan Gardner and Wilburn Smith, officers of the Company, and Mr. Gary G. Hegna, a former officer and director of the Company in the United States District Court for the Southern District of Florida.

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

      On February 5, 2002, a United States Magistrate Judge issued a Report and Recommendation recommending that the amended complaint be dismissed, without prejudice. On February 15, 2002, the plaintiffs filed an objection to the Report and Recommendation. The District Court has not yet acted on the Report and Recommendation. Discovery in this action has not yet commenced, and is stayed pursuant to statutes based on the filing of the motion to dismiss, which stay would be lifted in the event that the Court denies such motion to dismiss. Management believes these actions are without merit and intends to defend them vigorously. There can be no assurance that the Company will be successful in defending this claim.

      On November 15, 2001, a shareholder class action lawsuit was filed against Ecometry and certain Ecometry officers and directors alleging that the proposed transaction between SG Merger and Ecometry is unfair to Ecometry's common shareholders. The lawsuit was filed in the Circuit Court for Palm Beach County, FL and is docketed as Wilson v. Ecometry Corp. et al., Case No. CA 01-11707 AF. Among other things, the complaint alleged that the defendants breached duties owed to the common shareholders to maximize the value received by the shareholders. The complaint sought a court order stopping the SG Merger from going forward and requiring the company to follow other procedures allegedly designed to elicit other potential bidders and obtain the highest possible price for the company. Because, among other things, the SG Merger had been negotiated by the special committee, and because the special committee had bargained for and obtained from SG a variety of shareholder protections that, among other things, enabled the special committee to negotiate and consummate a transaction superior to the SG Merger if one or more other parties expressed interest in acquiring the company after public announcement of the SG Merger.

         On February 11, 2002, the parties reached a settlement in principle, subject to court approval, that provides for payment of $100,000 in fees to the plaintiffs, and a release of all claims. In the event the court does not approve the settlement, management intends to defend this action vigorously. There can be no assurance the Company will be successful in defending this claim. An unfavorable outcome could have a material adverse affect on the Company's business, financial condition or results of operation. The Company has recorded an accrual for loss in the amount of $100,000 as of December 31, 2001.

      On December 11, 2001, the investment banking firm of Raymond James & Associates ("Raymond James"), Inc. filed a demand for arbitration against the company with the American Arbitration Association claiming breach of contract. Raymond James claims that is owed $750,000 in connection with services it believes it should have been retained to perform in connection with the company's proposed merger transaction with SG Merger. The Company believes that Raymond James' claims are without merit an intends to defend the proceeding vigorously. Among other things, the company believes that it had no obligation under its agreement with Raymond James to retain Raymond James for the transaction with SG Merger, that the agreement between Ecometry and Raymond James was terminated and that the agreement is otherwise void and unenforceable as a matter of law.

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

Item 4. Submission of Matters to a Vote of Security Holders

      None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      The Company's Common Stock began trading in the NASDAQ National Market under the symbol "SGAI" on January 29, 1999. On December 4, 2000 the Company changed its name from Smith-Gardner & Associates to Ecometry Corporation and continued trading in the NASDAQ National Market under the new symbol of "ECOM". Market price information is not available prior to January 1999. The following table sets forth the range of high and low bid prices for the Company's common stock for the period from January 2000 through December 2001, as reported by NASDAQ. The quotes represent "Inter-dealer" prices without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

                                                           High          Low
                                                           ----          ---
Year Ended December 31, 2000
         First Quarter...............................   $  23.375    $  15.875
         Second Quarter..............................   $  18.000    $   3.688
         Third Quarter...............................   $   5.938    $   2.750
         Fourth Quarter..............................   $   4.047    $   1.375
Year Ended December 31, 2001
         First Quarter...............................   $   3.750    $   1.531
         Second Quarter..............................   $   2.040    $   1.188
         Third Quarter...............................   $   1.790    $   1.200
         Fourth Quarter..............................   $   2.640    $   1.300

      As of February 19, 2002, there were 12,422,474 shares of Common Stock outstanding, held by 55 stockholders of record. The Company believes that certain holders of record hold a substantial number of shares of Common Stock as nominees for a significant number of beneficial owners. The closing price for the Company's Common Stock on February 19, 2002 was $2.79 per share.

      The payment of dividends is within the discretion of the Board of Directors. It is the present intention of the Board of Directors to retain all future earnings for use in the Company's business operations and, accordingly, the Board does not anticipate declaring any dividends in the foreseeable future.

Use of Proceeds From Registered Securities

      In connection with the Company's initial public offering, the Company's Registration Statement on Form S-1 (No. 333-63125) (the "Registration Statement") was declared effective on January 28, 1999. Pursuant to such Registration Statement, on February 3, 1999, the Company and certain selling shareholders sold 4,000,000 and 410,000 shares of Common Stock, respectively, at a price of $12 per share. The managing underwriters for this sale of Common Stock were BT Alex. Brown Incorporated and SoundView Technology Group (collectively, the "Underwriters"). On March 3, 1999, pursuant to the Underwriters' over-allotment option, the Company sold an additional 661,500 shares of Common Stock at a price of $12 per share. All of the securities offered by the Registration Statement were sold in the Offering and thereafter the Offering terminated. The aggregate gross proceeds to the Company in connection with the Offering were approximately $55.9 million. The total expenses incurred in connection with the Offering, including underwriting discounts and commissions, and fees for registration, legal, accounting, transfer agent, printing and other miscellaneous fees, were approximately $5.1 million, resulting in net offering proceeds of approximately $50.8 million to the Company.

      As of February 19, 2002, the net proceeds of the Offering have been used as follows: (i) $12.0 million to redeem all of the 12,000 shares of redeemable preferred stock, par value $.01 per share and $1,000 per share preference value (the "Redeemable Preferred Stock"), issued to certain lenders (Advent VII L.P., Advent Atlantic and Pacific II L.P., Advent Industrial II L.P., Advent New York L.P., Chestnut Capital International III Limited Partnership and TA Venture Investors Limited Partners (each a "Lender" and collectively the "Lenders")) upon the conversion of the Convertible Debentures, (ii) approximately $4.7 million to pay accrued interest due and payable on the Convertible Debentures, and (iii) approximately $835,000 in the form of a distribution to Wilburn Smith, Allan J. Gardner and Thomas Quigley, who were the Company's sole shareholders prior to the Offering, in the aggregate amount representing the individual income tax liability of each of such shareholders for the period beginning January 1, 1998 and ending on December 31, 1998, the date immediately preceding the Company's voluntary S Corporation revocation. The remaining net proceeds are being used for working capital, capital expenditures and for general corporate purposes.

Item 6. Selected Financial Data

      The selected consolidated financial data set forth below as of December 31, 2001 and 2000 and for each of the years in the five-year period ended December 31, 2001 are derived from the Consolidated Financial Statements of the Company which have been audited by KPMG LLP, independent public accountants. The Company's consolidated balance sheets as of December 31, 2001 and 2000, and consolidated statements of operations for each of the years in the three year period ended December 31, 2001 appear elsewhere in this report. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements and Notes thereto, included elsewhere in this report.

                                                           2001         2000           1999          1998          1997
                                                           ----         ----           ----          ----          ----
                                                                      (In thousands, except per share data)
Statement of Operations Data:
Revenue:
   License fees ....................................     $  5,670      $ 15,201      $ 19,393      $ 11,536      $  5,247
   Third party software and hardware ...............        5,646        15,530        15,307        13,264         7,981
   Support .........................................       11,231         9,696         7,630         5,335         4,100
   Services ........................................        3,718         5,189         4,268         3,567         1,324
                                                         --------      --------      --------      --------      --------
        Total revenue ..............................       26,265        45,616        46,598        33,702        18,652
Cost of revenue:
   License fees ....................................        1,954         3,372         3,095         2,501         1,667
   Third party software and hardware ...............        4,434        12,306        11,234         9,786         5,847
   Support .........................................        6,211         6,098         5,050         3,222         3,271
   Services ........................................        2,365         3,525         3,165         2,271         1,104
                                                         --------      --------      --------      --------      --------
        Total cost of revenue ......................       14,964        25,301        22,544        17,780        11,889
                                                         --------      --------      --------      --------      --------
Gross profit .......................................       11,301        20,315        24,054        15,922         6,763
Operating expenses:
   General and administrative ......................       10,958        11,559         8,061         6,538         4,567
   Sales and marketing .............................        5,843         7,825         5,585         2,430         1,482
   Research and development ........................        4,770         4,439         3,421         2,254         2,011
                                                         --------      --------      --------      --------      --------
        Total operating expenses ...................       21,571        23,823        17,067        11,222         8,060
                                                         --------      --------      --------      --------      --------
(Loss) income from operations ......................      (10,270)       (3,508)        6,987         4,700        (1,297)
Other income (expense):
Interest expense:
   Interest on outstanding debt ....................           --            --          (165)       (1,800)       (1,500)
   Amortization of original issue discount (1) .....           --            --            --            --          (680)
Loss on disposal of assets .........................           --          (114)           --            --            --
Loss on disposal and sale of subsidiaries ..........         (514)           --            --            --            --
Interest income ....................................        1,621         2,413         1,749           102           109
                                                         --------      --------      --------      --------      --------
        Total other income (expense), net ..........        1,107         2,299         1,584        (1,698)       (2,071)
                                                         --------      --------      --------      --------      --------
(Loss) Income before provision for income taxes ....       (9,163)       (1,209)        8,571         3,002        (3,368)
Benefit (provision) for income taxes ...............        1,651          (375)       (3,048)           --            --
                                                         --------      --------      --------      --------      --------
Net (loss) income ..................................     $ (7,512)     $ (1,584)     $  5,523      $  3,002      $ (3,368)
                                                         ========      ========      ========      ========      ========
Net (loss) income per share:
   Basic ...........................................     $  (0.61)     $  (0.13)     $   0.48      $   0.57      $  (0.64)
                                                         ========      ========      ========      ========      ========
   Diluted .........................................     $  (0.61)     $  (0.13)     $   0.44      $   0.50      $  (0.64)
                                                         ========      ========      ========      ========      ========
Weighted average shares used in
   calculating net (loss) income per share:
   Basic ...........................................       12,395        12,372        11,622         5,263         5,263
                                                         ========      ========      ========      ========      ========
   Diluted .........................................       12,395        12,372        12,426         8,131         5,263
                                                         ========      ========      ========      ========      ========
Pro forma data (unaudited):
   (Loss) income before income tax (expense) benefit                                 $  8,571      $  3,003      $ (3,368)
Pro forma income tax (expense) benefit (2) .........                                   (3,378)       (1,215)          948
                                                                                     --------      --------      --------
Pro forma net income (loss) (2) ....................                                 $  5,193      $  1,788      $ (2,420)
                                                                                     ========      ========      ========

Balance Sheet Data:
   Cash and cash equivalents .......................     $ 35,755      $ 36,827      $ 39,246      $  1,577      $    169
   Working capital .................................       35,084        42,016        43,335         3,904            16
   Total assets ....................................       41,839        50,566        51,468         9,470         3,135
   Convertible debt and accrued interest (1) .......           --            --            --        16,500        14,700
   Stockholders' equity (deficit) (1) ..............       37,501        44,756        45,162       (10,951)      (13,918)

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

Overview

      The Company is a provider of enterprise software solutions and services to the multi-channel commerce industry. The Company's clients include direct marketing and catalog companies, retailers and manufacturers with significant direct sales channels, Internet-only companies and fulfillment houses. The Company's Ecometry family of software products is designed to automate multi-channel commerce activities, including marketing, advertising analysis, sales, telemarketing, ordering, customer services, merchandising, procurement, electronic and Internet commerce, supply chain management, warehousing, shipping, accounting and systems operation. Ecometry Retail Enterprise also provides managers and sales personnel with real-time operations, inventory and customer data to improve both management decision making and customer service.

      Since its inception in 1988, management of the Company has concentrated on providing software-based systems and services to direct marketing companies and to retailers and manufacturers with significant direct sales channels. By focusing on this market, management believes that the Company has been able to develop significant industry expertise that has been incorporated in the functionality of the Company's products and services. The Ecometry Commerce Engine offers over 3,000 functional options, the ability to process up to 400,000 transactions per day and is used primarily by companies with high-volume direct sales operations. Ecometry Retail Enterprise, the Company's end-to-end retail commerce solution, is a highly scalable system that enables real-time interactive customer ordering and customer services, and automates the processing of front and back-office functions for companies selling products through all direct sales channels.

      The Company opened satellite offices in Fenstanton, England ("SGA Ltd.") and Sydney, Australia ("SGA Pty.") in June 1997 and September 1997, respectively to expand its presence abroad. These offices were separately incorporated and wholly owned subsidiaries of the Company. The Company, through its wholly owned subsidiary, NewHaven Software Corporation ("NewHaven"), which was incorporated in September 2000, purchased intellectual property and customer databases from Haven Corporation in November 2000. In November 2001, the Company sold the shares of SGA Ltd for one pound sterling. At that time a distribution agreement was executed with Anthony C. Glover, the former managing director of SGA Ltd., pursuant to which the Company will receive royalties for the sale of its software in the UK and Europe. SGA Ltd. and G2 Solutions Ltd., of which Mr. Glover is a shareholder, are guarantors under the distribution agreement. The Company retained intellectual property rights to all products to be sold. There can be no assurance that there will be future sales of the Company's products pursuant to the distribution agreement for which the Company will receive royalties. SGA Pty., which ceased operations in the second quarter of 2001, was liquidated on December 21, 2001.

      Also in November 2001, the Company sold the assets of NewHaven in exchange for a promissory note in the amount of $200,000. The note is to be paid together with interest in quarterly installments over four years, commencing July 1, 2002.

      The sale and discontinuance of the operations of Smith-Gardner & Associates, Ltd., Smith-Gardner & Associates, Pty., Ltd. and NewHaven Software Corporation increased the Company's net loss for the year ended December 31, 2001 by $514,397.

      On October 25, 2001, the Company entered into a merger agreement with SG Merger, a newly formed company organized by Wilburn W. Smith and Allan J. Gardner, officers and board members of Ecometry Corporation. SG Merger will be merged with and into the Company, with the Company as the surviving corporation. Pursuant to the terms and subject to the conditions of the Merger Agreement, each share of Common Stock outstanding at the effective time of the Merger (other than shares held by SG Merger and Messrs Smith and Gardner) will be converted into the right to receive $2.70 in cash. The transaction is subject to a number of conditions, including approval of the Merger by holders of a majority of the Common Stock of the Company not held by SG Merger and Messrs. Smith and Gardner, and other customary conditions. If consummated, the merger will be financed from the Company's cash on hand.

      On January 25, 2002, the Company and Acquisition Sub, Parent, and for limited purposes only, Core Technology Fund IV, LLC, entered into the Syngistix Merger Agreement pursuant to which Acquisition Sub will be merged with and into the Company, with the Company as the surviving corporation. Pursuant to the terms and subject to the conditions of the Syngistix Merger Agreement, each share of Common Stock outstanding at the effective time of the Merger (other than shares held by the Company, its Subsidiary, Parent or Acquisition Sub) will be converted into the right to receive $2.90 in cash. The transaction is subject to a number of conditions, including approval of the Merger by holders of a majority of the outstanding Company Common Stock and the consummation of the financing arrangements with Core Technology Fund IV, LLC and The Roser Partnership III, SBIC LP for $10 million (the commitment for which has been obtained), and other customary conditions.

      In order to induce Parent to make an offer to acquire the Company, SG Merger, the Company, Wilburn W. Smith and Allan J. Gardner entered into the Amendment. The Amendment amends the SG Merger Agreement. The Amendment provides, among other items, that the Company's entering into the Syngistix Merger Agreement shall not constitute a breach of the SG Merger Agreement and shall not give SG Merger the right to terminate the SG Merger Agreement or to collect the termination fee provided for in the SG Merger Agreement, other than the Company shall pay to SG Merger its reasonably documented fees and expenses incurred to date in connection with the SG Merger Agreement. Any such fees and expenses shall be deducted from any termination fee payable to SG Merger upon consummation of the Syngistix merger.

      The Amendment further provides that the SG Merger Agreement will terminate immediately prior to the consummation by the Company of a merger with Parent and any portion of the termination fee not previously paid to SG Merger as described above shall become due and payable immediately thereafter. If, however, the Syngistix Merger Agreement is terminated for any reason other than the closing of the transactions contemplated by the Syngistix Merger Agreement, the SG Merger Agreement would remain in effect and SG Merger would not be entitled to the remaining portion of the termination fee if the merger with SG Merger was consummated. In addition, the Amendment amends the SG Merger Agreement by extending the date by which the merger with SG Merger must be consummated from February 28, 2002 to July 31, 2002.

      Pursuant to the Amendment, Messrs. Smith and Gardner have agreed that at any meeting of shareholders of the Company, or any solicitation of written consents, during the period from January 25, 2002 through May 31, 2002, they will vote in favor of, or consent to, the approval of the Syngistix Merger Agreement and the approval of the Merger, and in favor of each of the other actions contemplated by the Syngistix Merger Agreement.

      The Company generates revenue from four principal sources: (i) proprietary software license fees; (ii) sales of related third party software and hardware components; (iii) software support; and (iv) services consisting of consulting, training, custom programming, and web design. System revenue, which includes license fees and third party software and hardware components, is generated by sales to new and existing clients.

      The Company's revenue and long-term growth are largely dependent on the sale of its systems to new and existing clients, which are impacted by the economy and market conditions affecting the Company and our industry as a whole, including but not limited to, the drastic decline of the technology sector during the last year, the outmoded software used by the Company in comparison to new products offered in the technology sector, the overall decline in the economy and the extreme impact the events of September 11, 2001 have had on the economy, all of which have lead to a decrease in sales to our customers, including, but not limited to, those customers dependent on e-commerce sales.

      In November of 2001, Hewlett Packard ("HP") announced it would be discontinuing sales of the HP e3000 as of November 1, 2003. HP will continue its support of this platform until January 1, 2007. This will provide time to transition customers running Ecometry Retail Enterprise MPE/iX to another platform such as Unix or NT. Ecometry customers who decide to transition to an NT or Unix platform will receive financial credits from HP for the upgrades. HP will provide customers who have the newer A or N class servers with conversions to HP9000 systems free of charge. The Company's inability to successfully deliver its Ecometry Retail Enterprise family of products on alternate operating system platforms such as Unix and NT, could have a material adverse effect on the Company's business, financial condition or results of operations.

      System sales to new clients represented 21.5% of total revenue during the year ended December 31, 2001, a decrease of 54.8% from the year ended December 31, 2000. The current year's decrease in sales resulted from a general slowdown in the economy, which resulted in a lower demand for the Company's products and services. System sales to new clients represented 27.4% of total revenue during the year ended December 31, 2000, a decrease of 18.4% from the year ended December 31, 1999.

      System upgrades represented 21.6% of total revenue for the year ended December 31, 2001 compared to 40.0% and 41.6% for the years ended December 31, 2000 and 1999, respectively. System upgrades consist primarily of additional proprietary software user license fees, third party software license fees, central processing unit ("CPU") upgrades and additional hardware components for its existing clients. The Company believes that upgrades are dictated solely by the business requirements of individual clients and, therefore, the Company is unable to accurately predict or explain the actual mix between software and hardware upgrades.

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

      Each new client executes a contract, which identifies the number of licensed Ecometry users, hardware configuration, pricing for third party software licenses and pricing for consulting and support services. The contract also contains pricing provisions for supplemental software user licenses. The Company typically receives a deposit equal to 25% of the system selling price upon contract signing and the remaining balance is payable in accordance with the system implementation schedule. The differences between amounts received and amounts recognized are recorded as deferred revenue.

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

Critical Accounting Policies and Estimates

      The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, bad debts, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The revenue allocated to hardware and software products generally is recognized when the hardware and software have been delivered and installed, the fee is fixed and determinable and the collectibility is probable. The revenue allocated to post contract customer support is consistent with fees charged for renewals and is recognized ratably over the term of the support. Revenue allocated to service elements is recognized as the services are performed. Amounts paid in advance but not recognized are classified as deferred revenue in the Company's financial statements. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. A valuation allowance for the full amount of the related tax benefit has been established in 2001 due primarily to the uncertainties associated with the realization of these benefits in future periods. The Company has available a net operating loss carryforward for federal income tax purposes, which will expire in the year 2021.

Results of Operations

      The following table sets forth, for the periods indicated, the percentage relationship of certain statement of operations items to total revenue:

                                                                                          Year Ended December 31,
                                                                                          -----------------------
                                                                                     2001           2000           1999
                                                                                     ----           ----           ----
Revenue:
   License fees ....................................................                 21.6%           33.3%           41.6%
   Third party software and hardware ...............................                 21.5            34.0            32.8
   Support .........................................................                 42.8            21.3            16.4
   Services ........................................................                 14.1            11.4             9.2
                                                                                    -----           -----           -----
       Total revenue ...............................................                100.0           100.0           100.0
Cost of revenue:
   License fees ....................................................                  7.4             7.4             6.7
   Third party software and hardware ...............................                 16.9            27.0            24.1
   Support .........................................................                 23.7            13.4            10.8
   Services ........................................................                  9.0             7.7             6.8
                                                                                    -----           -----           -----
   Total cost of revenue ...........................................                 57.0            55.5            48.4
                                                                                    -----           -----           -----
       Gross profit ................................................                 43.0            44.5            51.6
Operating expenses:
   General and administrative ......................................                 41.7            25.3            17.3
   Sales and marketing .............................................                 22.2            17.2            12.0
   Research and development ........................................                 18.2             9.7             7.3
                                                                                    -----           -----           -----
       Total operating expenses ....................................                 82.1            52.2            36.6
                                                                                    -----           -----           -----
       (Loss) income from operations ...............................                (39.1)           (7.7)           15.0
Other income (expense):

   Interest on outstanding debt ....................................                   --              --            (0.4)
   Loss on disposal of assets ......................................                   --            (0.3)             --
   Loss on disposal and sale of subsidiaries .......................                 (2.0)             --              --
   Interest income .................................................                  6.2             5.3             3.8
                                                                                    -----           -----           -----
       Total other income (expense), net ...........................                  4.2             5.0             3.4
                                                                                    -----           -----           -----
(Loss) income before tax benefit (provision) .......................                (34.9)           (2.7)           18.4
Benefit (provision) for income taxes ...............................                  6.3            (0.8)           (6.5)
                                                                                    -----           -----           -----
Net (loss) income ..................................................                (28.6)%          (3.5)%          11.9%
                                                                                    =====           =====           =====

      The following table sets forth, for the periods indicated, the dollar and percentage changes of statement of operations items. The numbers presented below are in thousands, except for percentage amounts:


                                                                                                Change                Change
                                                        Year Ended December 31,              2001 vs.2000         2000 vs. 1999
                                                        -----------------------              ------------         -------------
                                                     2001         2000         1999          $          %           $          %
                                                     ----         ----         ----          -          -           -          -
Revenue:
   License fees ...............................    $  5,670     $ 15,201     $ 19,393    $ (9,531)    (62.7)%   $ (4,192)   (21.6)%
   Third party software and hardware ..........       5,646       15,530       15,307      (9,884)    (63.7)         223      1.5
   Support ....................................      11,231        9,696        7,630       1,535      15.8        2,066     27.1
Services ......................................       3,718        5,189        4,268      (1,471)    (28.4)         921     21.6
                                                   --------     --------     --------    --------     -----     --------    ------
   Total Revenue ..............................      26,265       45,616       46,598     (19,351)    (42.4)        (982)    (2.1)
Cost of revenues
License fees ..................................       1,954        3,372        3,095      (1,418)    (42.1)         277      8.9
   Third party software and hardware ..........       4,434       12,306       11,234      (7,872)    (64.0)       1,072      9.5
   Support ....................................       6,211        6,098        5,050         113       1.9        1,048     20.8
   Services ...................................       2,365        3,525        3,165      (1,160)    (32.9)         360     11.4
                                                   --------     --------     --------    --------     -----     --------    ------
     Total cost of revenue ....................      14,964       25,301       22,544     (10,337)    (40.9)       2,757     12.2
                                                   --------     --------     --------    --------     -----     --------    ------
Gross Margin ..................................      11,301       20,315       24,054      (9,014)    (44.4)      (3,739)   (15.5)
Operating expenses:
   General and administrative .................      10,958       11,559        8,061        (601)     (5.2)       3,498     43.4
   Sales and marketing ........................       5,843        7,825        5,585      (1,982)    (25.3)       2,240     40.1
   Research and development ...................       4,770        4,439        3,421         331       7.4        1,018     29.8
                                                   --------     --------     --------    --------     -----     --------    ------
     Total operating expenses .................      21,571       23,823       17,067      (2,252)     (9.5)       6,756     39.6
                                                   --------     --------     --------    --------     -----     --------    ------
(Loss) income from operations .................     (10,270)      (3,508)       6,987       6,762     192.8      (10,495)  (150.2)
Total other income (expense), net .............       1,107        2,299        1,584      (1,192)    (51.8)         715     45.1
                                                   --------     --------     --------    --------     -----     --------    ------
(Loss) income before provision for income taxes      (9,163)      (1,209)       8,571       7,954     657.6       (9,780)  (114.1)
Benefit (provision) for income taxes ..........       1,651         (375)      (3,048)      2,026     540.9        2,673     87.7
                                                   --------     --------     --------    --------     -----     --------    ------
Net (loss) income .............................    $ (7,512)    $ (1,584)    $  5,523    $  5,928     374.3%    $ (7,107)  (128.7)%
                                                   ========     ========     ========    ========     =====     ========    ======

The following table sets forth, for the periods indicated, the dollar and percentage changes for new and existing client sales by system component. The numbers presented below are in thousands, except for percentage amounts:

                                                          Year Ended December 31,        Change 2001 v. 2000    Change 2000 v. 1999
                                                          -----------------------        -------------------    -------------------
                                                       2001      2000         1999          $             %          $          %
                                                       ----      ----         ----          -             -          -          -
New client system sales:
   License fees                                      $2,924     $ 6,743     $ 8,342     $ (3,819)      (56.6)%   $(1,599)   (19.2)%
   Third party software and hardware                  2,724       5,757       6,972       (3,033)      (52.7)     (1,215)   (17.4)
                                                     ------     -------     -------     --------       -----     -------    -----
    Total new client system sales                    $5,648     $12,500     $15,314     $ (6,852)      (54.8)%   $(2,814)   (18.4)%
                                                     ======     =======     =======     ========       =====     =======    =====
Existing client system sales:
   License fees                                      $2,746     $ 8,458     $11,051     $ (5,712)      (67.5)%   $(2,593)   (23.5)%
   Third party software and hardware                  2,922       9,773       8,335       (6,851)      (70.1)      1,438     17.2
                                                     ------     -------     -------     --------       -----     -------    -----
    Total existing client system sales               $5,668     $18,231     $19,386     $(12,563)      (68.9)%   $(1,155)    (6.0)%
                                                     ======     =======     =======     ========       =====     =======    =====

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

      Sales of License Fees. License fees consist of fees for the installation of the Company's Ecometry software and related modules, and additional user license fees for its existing clients. License fees are primarily based on the number of users. The decrease in computer software license fees for the year ended December 31, 2001 compared to the same period in 2000 resulted from lower sales to both new and existing clients, which is attributable to a weak economy. New client computer software sales decreased 56.6% for the year ended December 31, 2001 as compared to 2000 and existing customer sales decreased 67.5% for the same period.

      Sales of Third Party Software and Hardware. Sales of third party software and hardware consist of sales of licenses for third-party operating system software, computer hardware systems and peripheral hardware components. The decrease in third party software and hardware revenue for the year ended December 31, 2001 compared to the same period in 2000 is a result of a weak economy. Third Party Software and Hardware revenue relating to new client sales decreased 52.7% for the year ended December 31, 2001 compared to year-end 2000, and existing client sales for third party software and hardware decreased by 70.1% for the same period.

      Support. Support revenue consists of fees for technical support services and updates for the Ecometry software, optional modules, and integrated third-party software utilities. The increased support revenue of 15.8% resulted from the addition of new clients during the years ended December 31, 2000 and 2001, offset by client attrition during the year ended December 31, 2001, as well as support fee increases related to software user license upgrades.

      Services. Services revenue consists principally of revenue derived from consulting, custom programming, training, implementation services and web design. Services revenue decreased by 28.4% for the year ended December 31, 2001 compared to the same period in 2000 primarily due to lower consulting and training services revenue. Due to weak economic conditions, there has been reduced demand for the Company's services.

      Total Revenue. New client sales for the year ended December 31, 2001 decreased 54.8% from the same period in 2000 and sales to existing clients decreased by 68.9% for the same period. This decrease is attributable to the economic slowdown and associated decrease in technology purchases.

      Cost of License Fees. Cost of license fees, which consists of installation and training salaries directly related to new software sales, subcontractor fees, and third party software costs relating to sales of proprietary software modules decreased 42.1% from the year ended December 31, 2000 as compared to the same period in 2001. This decrease was a result of a reduction in personnel and a shift in installation personnel from cost of license fees to cost of support. Cost of license fees as a percentage of license fees revenue increased to 34.5% for the year ended December 31, 2001 from 22.2% for the year ended December 31, 2000 due to lower software sales of proprietary software. This increase was due to lower revenues for license fees combined with fixed salary costs.

      Cost of Third Party Software and Hardware. Cost of third party software and hardware, which consists of license fees for third-party operating system software, purchases of computer hardware systems and peripheral hardware components decreased 64% from the year ended December 31, 2000 as compared to the same period in 2001. The decrease in costs from the year ended December 31, 2000 to the year ended December 31, 2001 is due to lower sales of third party software and hardware. Cost of third party software and hardware, as a percentage of third party software and hardware sales was 78.5% and 79.2% for the year ended December 31, 2001 and 2000, respectively. This decrease was due to lower sales discounts given on computer hardware systems.

      Cost of Support. Cost of support consists primarily of personnel costs associated with the support of the Company's software products and third-party software utilities, and the cost of user documentation distributed to clients. Cost of support increased slightly by 1.9% during the year ended December 31, 2001 compared to the same period in 2000 due to a shift in installation personnel activities to support related duties, offset by a reduction in personnel. Cost of support as a percentage of support revenue decreased 32.9% to 55.3% from 62.9% for the years ended December 31, 2001 and 2000, respectively. This decrease is due to higher support revenue combined with increased efficiencies.

      Cost of Services. Cost of services, which consists of salaries for consulting employees and allocated salaries for training, programming and implementation personnel, and payments to outside contractors, decreased 32.9% from the year ended December 31, 2000 to the same period in 2001. This decrease was due to lower personnel and outside contractor costs. Cost of services as a percentage of services revenues increased to 63.6% from 67.9% for the years ended December 31, 2001 and 2000, respectively. The increase in cost resulted from lower demand for the Company's services combined with fixed salary costs.

      Total Cost of Revenue. Total cost of sales and services decreased by 40.9% for the year ended December 31, 2001, compared to the same period in 2000. The decrease in total cost of sales and services is primarily due to lower costs related to system sales and lower personnel costs.

      General and Administrative. General and administrative expenses include the cost of the Company's facility, finance, human resources, information services, and administrative functions. General and administrative expenses decreased 5.2% during the year ended December 31, 2001 compared to the same period in 2000 as a result of a greater than historical bad debt expense incurred during 2000 due to financial difficulties experienced by clients in the e-commerce business sector. During the year ended December 31, 2000, the Company had collectibility problems with many clients and one significant client, Toytime.com. The write-off for Toytime represented approximately 50% of the bad debt expense incurred during the year ended December 31, 2000. Also contributing to the decrease in general and administrative expenses were reductions to travel, communication, recruiting, relocation, and professional services costs, offset by increases for merger related costs, consulting fees, insurance, severance pay and rental expenses. General and administrative expenses as a percentage of total revenue increased to 41.7% from 25.3% for the years ended December 31, 2001 and 2000, respectively. This increase resulted primarily from lower revenues. The Company is continuing to identify opportunities for cost savings, provided such measures are not detrimental to the accomplishment of the Company's goals. Due to the disposition and sale of the Company's three subsidiaries in late 2001, the Company anticipates a corresponding reduction in general and administrative expenses for the year ended December 31, 2002.

      Sales and Marketing. Sales and marketing expenses include personnel costs, sales commissions related to sales and marketing of the Company's products and services, and the cost of advertising, and participation in industry conferences and trade shows. The decrease in sales and marketing expenses for the year ended December 31, 2001 compared to the year ended December 31, 2000 resulted from lower commissions on sales, personnel costs, advertising, trade show expenditures and public relations expenses. Sales and marketing expenses as a percentage of total revenue increased to 22.2% from 17.2% for the year ended December 31, 2001 compared to the same period in 2000. The Company has reduced its sales and marketing expenditures and will continue to identify opportunities for cost savings, provided such measures are not detrimental to the accomplishment of the Company's goals.

      Research and Development. Research and development expenses include costs associated with the development of new products. Such expenses consist primarily of employee salaries and benefits, consulting expenses (including amounts paid to subcontractors for development work), and the cost of development software and hardware. Research and development expenses increased by 7.4% during the year ended December 31, 2001, compared to the year ended December 31, 2000 representing improvements to existing products and ongoing development of new products. The increase was due to a greater portion of technical personnel dedicated to research and development activities. The Company expects to continue making significant investments in new and enhanced products in future periods to ensure competitive positioning as economic conditions improve as well as continuing to focus on new operating system platforms.

      Other Income (Expense), Net. Net other income, which includes interest income on available cash, miscellaneous interest expense and the loss on disposal and sale of the Company's subsidiaries, decreased 51.8% during the year ended December 31, 2000 as compared to the same period in 2001. The decrease in income was due to lower interest rates earned on available cash and the Company's loss on the disposal and sale of its subsidiaries. See "Liquidity and Capital Resources".

      Benefit (Provision) for Income Taxes. The benefit for income taxes was approximately $1.7 million for the year ended December 31, 2001, compared to a provision for income taxes of $375,000 for the year ended December 31, 2000. The effective income tax rate differs from the federal statutory rates because of the following: (i) the establishment of a full valuation allowance against federal and state deferred tax assets, (ii) the effect of state income taxes,
(iii) the full valuation of net losses of foreign subsidiaries. Also effective rates vary between periods because of the differing effects the net income and losses of foreign subsidiaries have on the income before income taxes.

      Net Loss. As a result of the forgoing factors, the Company recorded a net loss of $7.5 million for the year ended December 31, 2001 compared to a net loss of $1.6 million for the same period in 2000.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

      Sales of License Fees. Computer software license fees decreased by 21.6% in 2000 compared to 1999 as a result of lower sales to both new and existing clients. New client computer software sales decreased 19.2% for the year ended December 31, 1999 compared to the same period in 2000, and computer software upgrades decreased 23.5% for the same periods.

      Sales of Third Party Software and Hardware. Computer hardware revenue increased by 1.5% in 2000 compared to 1999 as a result of increased sales to existing clients. Computer hardware revenue relating to new client sales decreased 17.4% for the year ended December 31, 2000, compared the same period in 1999 due to fewer new customer sales. Computer hardware upgrades increased by 17.2% for the year ended December 31, 2000, compared to the same period in 1999.

      Support. Support revenue increased by 27.1% in 2000 compared to 1999 due to the addition of new clients during 1999 and 2000, and support fee increases related to software user license upgrades.

      Services. Services revenue increased by 21.6% in 2000 compared to 1999 primarily due to an expanded client base and increased demand for consulting and web design services.

      Total Revenue. Total revenue decreased by 2.1%, primarily due to lower new client sales. New client sales for the year ended December 31, 2000 decreased 18.4% from the same period in 1999 due to fewer installations partially offset by higher average revenue per installation. Revenue from client system and component upgrades decreased by 6.0% in 2000 compared to 1999.

      Cost of License Fees. Cost of license fees increased by 8.9% during 2000 compared to 1999 as a result of higher personnel costs. Cost of computer software as a percentage of software license fees increased to 22.2% from 16.0% due to lower revenues from proprietary software and under-utilization of personnel.

      Cost of Third Party Software and Hardware. Cost of third party software and hardware increased by 5.85% from 1999 to 2000 due to the increase in third party software and hardware revenue, and a change in the sales mix toward larger clients, which generate lower margins. Also, in 1999, the Company recorded hardware leasing transactions where there were no costs associated with the sale.

      Cost of Support. Cost of support increased by 20.8% in 2000 compared to 1999 due to higher salary costs for support personnel.

      Cost of Services. Cost of services increased by 11.4% from 1999 to 2000 due to higher personnel costs and the greater use of outside contractors.

      Total Cost of Revenue. Total cost of sales and services increased by 12.2% for the year ended December 31, 2000, compared to the same period in 1999. The increase in total cost of sales and services is primarily due to an increase in personnel costs offset by lower discounts given on third party software and hardware components.

      General and Administrative. General and administrative expenses increased by 43.4% during 2000 compared to 1999 as a result of the Company incurring greater than historical bad debt expense during 2000 due to financial difficulties experienced by clients in the e-commerce business sector. The Company had collectibility problems with many clients and one significant client, Toytime.com. The write-off for Toytime represented approximately 50% of the bad debt expense incurred during 2000. Also contributing to the increased cost for 2000 were continued investments to the Company's infrastructure and higher professional fees. General and administrative expenses as a percentage of total revenue increased to 25.3% from 17.3% for the years ended December 31, 2000 and 1999, respectively. This change was due to the increased expenses combined with lower revenues.

      Sales and Marketing. The increase of 40.1% in sales and marketing expenses during the year ended December 31, 2000 compared to the year ended December 31, 1999 resulted from the expansion of the sales force, higher sales commissions, increased trade show expenses, expanded marketing and advertising programs, public relations, including costs associated with the Company's name change, and increased costs associated with the Company's user conference. Due to the above mentioned increases to sales and marketing expenses combined with lower revenues during 2000, sales and marketing expenses as a percentage of total revenue increased to 17.2% from 12.0% for the year ended December 31, 1999.

      Research and Development. Research and development expenses increased by 29.8% during the year ended December 31, 2000, compared to the year ended December 31, 1999 as a result of improvements to existing products and ongoing development of new products.

      Other Income (Expense), Net. Net other income, which includes interest income on available cash and interest expense associated with the $12.0 million aggregate principal amount of Convertible Debentures, increased from 1999 to 2000. The increase in income was due to higher interest rates earned on available cash and the fact that the Company is no longer accruing interest on the Convertible Debentures, which were converted on January 29, 1999, concurrent with the closing of the Company's initial public offering. Interest expense for 1999 was $165,000. See "Liquidity and Capital Resources".

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

      On February 26, 1999, the underwriters exercised their option to purchase 661,500 additional shares of the Company's common stock from which the Company received proceeds of $7.4 million.

      For the years ended December 31, 2001 and 2000, the Company financed its operations primarily through the use of remaining proceeds from its initial public offering. At December 31, 2001, the Company's primary sources of liquidity consisted of cash and cash equivalents totaling $ 35.8 million

      The Company's operating activities used cash for the year ended December 31, 2001, in the amount of $848,000 and $1.1 million for the same period in 2000, and provided cash in the amount of $64,850 for the year ended December 31, 1999. For the year ended December 31, 2001, the Company's operating cash was used primarily by losses from operations offset by the collection of outstanding account receivable balances. For the year ended December 31, 2000, the Company's operating cash was used primarily by losses from operations and increased income taxes receivable.

      Cash used by investing activities was approximately $480,000, $1.8 million, and $1.2 million, for the years ended December 31, 2001, 2000, and 1999, respectively. During 2001, this cash was used for capital expenditures in the ordinary course of business, offset by proceeds from the sale of subsidiaries. For 2000 and 1999, cash was used for capital expenditures in the ordinary course of business. The Company's capital expenditures relate primarily to purchases of computers, printers and software to support the Company's operations, as well as furniture, fixtures and leasehold improvements. As with all expenditures, the Company will continue to implement cost savings measures as necessary, provided such measures are not detrimental to the accomplishment of the Company's goals and to maintain its competitiveness within its industry.

      For the year ended December 31, 2001 cash provided by financing activities was $54,000, which consisted primarily of proceeds from sales of common stock under the Company's employee stock purchase plan offset by capital lease payments. For the year ended December 31, 2000, cash provided by financing activities totaled $542,000, which consisted primarily of proceeds from employee stock option exercises and the recovery of profits from certain beneficial owners pursuant to Section 16(b) of the Securities Exchange Act of 1934. This was slightly offset by the repurchase of 65,000 shares of the Company's common stock during the third quarter of 2000. The shares were purchased at an average price of $4.37 per share, for a total purchase price of $284,000. During 1999, cash provided by financing activities totaled $38.8 million, which consisted primarily of proceeds received from the Company's initial public offering and the underwriters' option to purchase additional shares. This was offset by repayment in full of the Convertible Debentures, payment of offering costs related to the Company's initial public offering and distributions made to its existing stockholders.

      As of December 31, 2001 the Company had working capital of approximately $35.1 million as compared to approximately $42.0 million in 2000. The decrease in working capital primarily resulted from a significant decrease in the Company's accounts receivables balance.

      Net accounts receivable decreased by approximately $6.3 million from December 31, 2000 to December 31, 2001 as a result of the 42% decrease in revenues during 2001.

      In June 2000, the Company announced a stock repurchase plan, under which it was authorized to purchase up to one million shares of its common stock. To date the Company has repurchased 65,000 shares for a total cost of approximately $284,000. The Company does not believe any purchases under the plan will affect its ability to fund operations.

      As described elsewhere in this form 10-K under "Legal Proceedings," the Company is party to various legal proceedings including class action lawsuits. With respect to the class action lawsuits, management believes these class actions are without merit and intends to defend these lawsuits vigorously. At this time, the Company cannot reasonably estimate the ultimate loss, if any, related to these class actions. However, the Company has recorded an accrual for loss in the amount of $100,000 as of December 31, 2001 for the class action complaint filed against the Company and its board of directors on November 13, 2001 based on a settlement in principle reached on February 11, 2002. A loss in these proceedings may have a material adverse effect on the Company's results of operations and financial condition.

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

New Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS 141 is effective immediately, except with regard to business combinations initiated prior to July 1, 2001 and SFAS 142 is effective January 1, 2002. We do not expect the adoption of these standards to have an effect on the Company's consolidated financial statements.

      In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 143, "Accounting for Asset Retirement Obligations." This statement addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We plan to adopt this standard on June 1, 2002. We do not expect the adoption of this standard to have an effect on the Company's consolidated financial statements.

      In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement establishes a single accounting model for the impairment or disposal of long-lived assets. As required by SFAS No. 144, the Company will adopt this new accounting standard on July 1, 2002. The Company believes the adoption of SFAS No. 144 will not have an impact on its financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      Management believes the risk of loss arising from adverse changes in interest rates, foreign currency exchange rates, commodity prices and other relevant market rates and prices, such as equity prices, if any, is not expected to have a material impact on its financial statements.

Item 8. Financial Statements and Supplementary Data

      The Company's consolidated financial statements as of December 31, 2001 and 2000 and for each of the years in the three-year period ended December 31, 2001, and the respective notes thereto, are set forth elsewhere in this report. An index of these financial statements appears in Item 14.

Item 9. Changes in and Disagreements With Accounts on Accounting and Financial Disclosure

      None.

                                    PART III

The information required by Items 10, 11, 12 and 13 of Part III of Form 10-K will be set forth in the definitive Proxy Statement of the Company relating to the 2001 Annual Meeting of Shareholders and is incorporated herein by reference. The Proxy Statement will be filed within 120 days of the fiscal year ended December 31, 2001.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1) The following consolidated financial statements are filed as part of this Form 10-K:

      Ecometry Corporation and Subsidiaries Consolidated Financial Statements:

            Independent Auditors' Report

            Consolidated Balance Sheets at December 31, 2001 and 2000

            Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2001

            Consolidated Statements of Redeemable Preferred Stock and Stockholders' Equity for each of the years in the three-year period ended December 31, 2001

            Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2001

            Notes to Consolidated Financial Statements.

      (2) The following financial statement schedule is filed as part of this Form 10-K:

                Schedule II of Valuation and Qualifying Accounts.

      (3)   See Exhibit Index included elsewhere herein.

      (b)   Reports on Form 8-K:

      The Company filed a Report on Form 8-K dated October 25, 2001, which disclosed that the Company entered into an agreement and plan of merger with SG Merger Corp. ("SG Merger") and with respect to Section 5.2 (c.) only, Wilburn W. Smith and Allan J. Gardner pursuant to which SG Merger will be merged with and into the Company, with the Company as the surviving corporation (the "Merger"). SG Merger is a newly formed company organized by Wilburn W. Smith and Allan J. Gardner. Pursuant to the terms and subject to the conditions of the Merger Agreement, each share of common stock, $0.01 par value per share, of the Company ("Common Stock") outstanding at the effective time of the Merger (other than shares held by SG Merger and Messrs Smith and Gardner) will be converted into the right to receive $2.70 in cash. The transaction is subject to a number of conditions, including approval of the Merger by holders of a majority of the common stock of the Company not held by SG Merger and Messrs. Smith and Gardner, and other customary conditions. If consummated, the merger will be financed from the Company's cash on hand.

                      ECOMETRY CORPORATION AND SUBSIDIARIES
                   (formerly Smith-Gardner & Associates, Inc.)

                        Consolidated Financial Statements

                           December 31, 2001 and 2000

                   (With Independent Auditors' Report Thereon)

                      ECOMETRY CORPORATION AND SUBSIDIARIES
                   (Formerly Smith-Gardner & Associates, Inc.)

                          Independent Auditors' Report

The Board of Directors
Ecometry Corporation
(formerly Smith-Gardner & Associates, Inc.):

We have audited the accompanying consolidated balance sheets of Ecometry Corporation and subsidiaries (formerly Smith-Gardner & Associates, Inc.) as of December 31, 2001 and 2000, and the related consolidated statements of operations, redeemable preferred stock, stockholders' equity (deficit) and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for each of the years in the three-year period ended December 31, 2001, as listed in item 14(a)2 of the Company's 2001 Annual Report on Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ecometry Corporation and subsidiaries (formerly Smith-Gardner & Associates, Inc.) as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Miami, Florida
January 25, 2002, except as to Note 12,
which is as of February 15, 2002

                      ECOMETRY CORPORATION AND SUBSIDIARIES
                  (formerly Smith-Gardner & Associates, Inc.)

                           Consolidated Balance Sheets

                           December 31, 2001 and 2000

                                    Assets                                     2001             2000
                                                                           ------------      -----------
Current assets:
    Cash and cash equivalents                                              $ 35,754,598       36,826,743
    Accounts receivable, net of allowance for doubtful accounts
       of $1,191,518 in 2001 and $901,028 in 2000                               801,331        7,054,624
    Income tax receivable                                                     2,402,385        1,994,535
    Inventory                                                                   103,383          313,568
    Prepaid expenses and other current assets                                   278,101          534,424
    Deferred taxes                                                                   --          819,503
                                                                           ------------      -----------
            Total current assets                                             39,339,798       47,543,397
Property and equipment, net                                                   2,271,203        2,811,851
Other assets                                                                    228,000          210,733
                                                                           ------------      -----------
                                                                           $ 41,839,001       50,565,981
                                                                           ============      ===========

                      Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                                       $    663,981        2,009,778
    Accrued expenses                                                          2,821,048        2,757,711
    Deferred revenue                                                            735,730          728,977
    Current installments of obligations under capital leases                     35,098           31,271
                                                                           ------------      -----------
            Total current liabilities                                         4,255,857        5,527,737
Obligations under capital leases, excluding current installments                 82,471          114,823
Deferred taxes                                                                       --          167,471
                                                                           ------------      -----------
            Total liabilities                                                 4,338,328        5,810,031
Commitments and contingencies (note 12)                                              --               --
                                                                           ------------      -----------
Stockholders' equity:
    Common stock, $0.01 par value.  Authorized 50,000,000
       shares; issued and outstanding 12,487,438 and 12,424,027 shares
       as of December 31, 2001 and 2000, respectively                           124,874          124,240
    Preferred stock, $.01 par value.  Authorized 10,000,000 shares;
       none issued and outstanding                                                   --               --
    Additional paid-in capital                                               56,587,772       56,506,192
    Accumulated deficit                                                     (18,927,786)     (11,415,891)
    Accumulated other comprehensive loss                                             --         (174,404)
    Treasury stock, at cost (65,000 shares in 2001 and 2000)                   (284,187)        (284,187)
                                                                           ------------      -----------
            Total stockholders' equity                                       37,500,673       44,755,950
                                                                           ------------      -----------
                                                                           $ 41,839,001       50,565,981
                                                                           ============      ===========

See accompanying notes to consolidated financial statements.

                      ECOMETRY CORPORATION AND SUBSIDIARIES
                  (formerly Smith-Gardner & Associates, Inc.)

                      Consolidated Statements of Operations

     For each of the years in the three-year period ended December 31, 2001

                                                                              2001              2000             1999
                                                                          ------------      -----------      -----------
Revenue:
    License fees                                                          $  5,670,317       15,200,599       19,392,723
    Third party hardware and software                                        5,645,732       15,530,398       15,307,597
    Support                                                                 11,231,308        9,696,364        7,629,486
    Services                                                                 3,717,493        5,188,420        4,267,864
                                                                          ------------      -----------      -----------
            Total revenue                                                   26,264,850       45,615,781       46,597,670
                                                                          ------------      -----------      -----------
Cost of sales and services:
    License fees                                                             1,953,962        3,371,705        3,094,991
    Third party hardware and software                                        4,434,412       12,306,239       11,234,305
    Support                                                                  6,211,475        6,097,512        5,049,726
    Services                                                                 2,364,633        3,525,181        3,164,593
                                                                          ------------      -----------      -----------
            Total cost of sales and services                                14,964,482       25,300,637       22,543,615
                                                                          ------------      -----------      -----------
            Gross profit                                                    11,300,368       20,315,144       24,054,055
Operating expenses:
    General and administrative                                              10,957,595       11,558,377        8,061,036
    Sales and marketing                                                      5,843,012        7,824,764        5,584,798
    Research and development                                                 4,769,708        4,439,466        3,420,772
                                                                          ------------      -----------      -----------
            Total operating expenses                                        21,570,315       23,822,607       17,066,606
                                                                          ------------      -----------      -----------
            (Loss) income from operations                                  (10,269,947)      (3,507,463)       6,987,449
Other (expense) income:
    Interest on outstanding debt                                                    --               --         (165,000)
    Interest income                                                          1,621,278        2,411,674        1,748,428
    Loss on sale and disposal of subsidiaries                                 (514,397)              --               --
    Loss on disposal of property and equipment                                      --         (113,636)              --
                                                                          ------------      -----------      -----------
            (Loss) income before benefit (provision) for income taxes     $ (9,163,066)      (1,209,425)       8,570,877

Benefit (provision) for income taxes                                         1,651,171         (374,523)      (3,048,446)
                                                                          ------------      -----------      -----------
Net (loss) income                                                         $ (7,511,895)      (1,583,948)       5,522,431
                                                                          ============      ===========      ===========
Net (loss) income per share:
    Basic                                                                 $      (0.61)           (0.13)            0.48
                                                                          ============      ===========      ===========
    Diluted                                                               $      (0.61)           (0.13)            0.44
                                                                          ============      ===========      ===========
Weighted average shares used in calculating net (loss) income per share:
       Basic                                                                12,394,933       12,371,771       11,621,598
                                                                          ============      ===========      ===========
       Diluted                                                              12,394,933       12,371,771       12,426,427
                                                                          ============      ===========      ===========
Pro forma data (unaudited):
    Income before income tax expense                                                                           8,570,877
    Pro forma provision for income tax expense                                                                (3,377,446)
                                                                                                             -----------
    Pro forma net income                                                                                       5,193,431
                                                                                                             ===========
    Pro forma net income per share:
       Basic                                                                                                        0.45
                                                                                                             ===========
       Diluted                                                                                                      0.41
                                                                                                             ===========
Weighted average shares outstanding used in calculating
    pro forma net income per share (unaudited):
       Basic                                                                                                  11,621,598
                                                                                                             ===========
       Diluted                                                                                                12,426,427
                                                                                                             ===========

See accompanying notes to consolidated financial statements.

                      ECOMETRY CORPORATION AND SUBSIDIARIES
                  (formerly Smith-Gardner & Associates, Inc.)

      Consolidated Statements of Redeemable Preferred Stock, Stockholders'
                         Equity and Comprehensive Loss

     For each of the years in the three-year period ended December 31, 2001

                                              Redeemable Preferred Stock           Stockholders' Equity (Deficit)
                                              --------------------------    ----------------------------------------


                                                                                Common stock
                                                                            --------------------       Additional
                                                Shares         Amount         Shares      Amount     paid-in capital
                                              ----------    ------------    ----------   --------    ---------------
Balance, December 31, 1998                            --    $         --     5,263,100   $ 52,631        3,516,258

    Issuance of redeemable convertible
       participating preferred stock              22,556             226            --         --               --

    Issuance of redeemable participating
       preferred stock                            12,000      12,000,000            --         --               --

    Issuance of common stock in initial
       public offering, net of expenses               --              --     4,661,500     46,615       50,789,857

    Conversion of redeemable participating
       preferred stock                           (22,556)           (226)    2,255,614     22,556          (22,556)

    Redemption of redeemable participating
       preferred stock                           (12,000)    (12,000,000)           --         --               --

    Exercise of stock options                         --              --        96,364        964          243,007

    Non-cash compensation expense                     --              --            --         --           41,588

    Stockholder distributions                         --              --            --         --               --

    Tax benefit on exercise of options                --              --            --         --          303,163

    Net income                                        --              --            --         --               --
                                              ----------    ------------    ----------   --------     ------------
Balance, December 31, 1999                            --              --    12,276,578    122,766       54,871,317

    Exercise of stock options                         --              --       147,449      1,474          454,017

    Non-cash compensation expense                     --              --            --         --           25,800

    Tax benefit on exercise of options                --              --            --         --          751,000

    Repayment of shareholder gain                     --              --            --         --          404,058

    Purchase of treasury stock                        --              --            --         --               --

    Net loss                                          --              --            --         --               --

    Cumulative foreign currency
       translation adjustment                         --              --            --         --               --

          Total comprehensive loss
                                              ----------    ------------    ----------   --------     ------------
Balance, December 31, 2000                            --              --    12,424,027    124,240       56,506,192

    Issuance of common stock purchased
       through employee stock purchase plan           --              --        63,411        634           81,580

    Net loss                                          --              --            --         --               --

    Cumulative foreign currency
       translation adjustment                         --              --            --         --               --
                                              ----------    ------------    ----------   --------     ------------
Balance, December 31, 2001                            --    $         --    12,487,438   $124,874     $ 56,587,772
                                              ==========    ============    ==========   ========     ============

                                                   Stockholders' Equity (Deficit)
                                              ---------------------------------------------------------
                                                            Accumulated
                                                                other                         Total
                                               Accumulated  comprehensive    Treasury     stockholders'
                                                (deficit)        loss          stock         equity
                                              ------------  --------------   ---------    -------------
Balance, December 31, 1998                     (14,519,631)          --             --     (10,950,742)

    Issuance of redeemable convertible
       participating preferred stock                    --           --             --              --

    Issuance of redeemable participating
       preferred stock                                  --           --             --              --

    Issuance of common stock in initial
       public offering, net of expenses                 --           --             --      50,836,472

    Conversion of redeemable participating
       preferred stock                                  --           --             --              --

    Redemption of redeemable participating
       preferred stock                                  --           --             --              --

    Exercise of stock options                           --           --             --         243,971

    Non-cash compensation expense                       --           --             --          41,588

    Stockholder distributions                     (834,743)          --             --        (834,743)

    Tax benefit on exercise of options                  --           --             --         303,163

    Net income                                   5,522,431           --             --       5,522,431
                                              ------------    ---------      ---------    ------------
Balance, December 31, 1999                      (9,831,943)          --             --      45,162,140

    Exercise of stock options                           --           --             --         455,491

    Non-cash compensation expense                       --           --             --          25,800

    Tax benefit on exercise of options                  --           --             --         751,000

    Repayment of shareholder gain                       --           --             --         404,058

    Purchase of treasury stock                          --           --       (284,187)       (284,187)

    Net loss                                    (1,583,948)          --             --      (1,583,948)

    Cumulative foreign currency
       translation adjustment                           --     (174,404)            --        (174,404)
                                                                                          ------------
          Total comprehensive loss                                                          (1,758,352)
                                              ------------    ---------      ---------    ------------
Balance, December 31, 2000                     (11,415,891)    (174,404)      (284,187)     44,755,950

    Issuance of common stock purchased
       through employee stock purchase plan             --           --             --          82,214

    Net loss                                    (7,511,895)          --             --      (7,511,895)

    Cumulative foreign currency
       translation adjustment                           --      174,404             --         174,404
                                              ------------    ---------      ---------    ------------
Balance, December 31, 2001                    $(18,927,786)   $      --      $(284,187)   $ 37,500,673
                                              ============    =========      =========    ============

See accompanying notes to consolidated financial statements.

                      ECOMETRY CORPORATION AND SUBSIDIARIES
                  (formerly Smith-Gardner & Associates, Inc.)

                      Consolidated Statements of Cash Flows

     For each of the years in the three-year period ended December 31, 2001

                                                                              2001            2000           1999
                                                                          ------------    -----------    -----------
Cash flows provided by operating activities, excluding effects of sale of subsidiaries:
    Net (loss) income                                                     $ (7,511,895)    (1,583,948)     5,522,431
    Adjustments to reconcile net (loss) income to net cash
       (used in) provided by operating activities:
          Depreciation and amortization                                        855,986        737,490        478,361
          Loss on sale and disposition of subsidiaries                         514,397             --             --
          Loss on disposal of property and equipment                                --        113,636             --
          Deferred taxes, net                                                  652,034       (136,639)      (515,393)
          Non-cash compensation expense                                             --         25,800         41,588
          Bad debt expense                                                     600,621      1,751,036        251,293
          Change in assets and liabilities:
            Accounts receivable                                              5,627,874       (506,671)    (2,821,385)
            Income tax receivable                                             (407,850)    (1,611,073)      (382,246)
            Inventory                                                          210,184        (38,546)       (77,557)
            Prepaid expenses and other current assets                          (42,327)        60,077       (402,012)
            Other assets                                                       (95,670)      (103,993)          (636)
            Accrued interest payable                                                --             --     (4,500,000)
            Accounts payable                                                (1,332,559)      (476,485)     1,274,783
            Accrued expenses                                                    70,859       (198,840)     1,398,756
            Deferred revenue                                                    10,470         81,419       (506,296)
            Tax benefit related to exercise of stock options                        --        751,000        303,163
                                                                          ------------    -----------    -----------
                   Net cash (used in) provided by operating activities        (847,876)    (1,135,737)        64,850
                                                                          ------------    -----------    -----------
Cash flows used in investing activities:
    Capital expenditures                                                      (479,503)    (1,811,564)    (1,193,516)
                                                                          ------------    -----------    -----------
                   Net cash used in investing activities                      (479,503)    (1,811,564)    (1,193,516)
                                                                          ------------    -----------    -----------
Cash flows provided by (used in) financing activities:
    Payment of capital lease                                                   (28,525)       (32,959)            --
    Redemption of preferred stock                                                   --             --    (12,000,000)
    Distributions to stockholders                                                   --             --       (834,743)
    Proceeds from public offering of common stock, net                              --             --     51,388,418
    Proceeds from issuance of common stock                                      82,214        455,491        243,971
    Repurchase of Company stock                                                     --       (284,187)            --
    Repayment of shareholder gain                                                   --        404,058             --
                                                                          ------------    -----------    -----------
                   Net cash provided by financing activities                    53,689        542,403     38,797,646
                                                                          ------------    -----------    -----------
                   Effect of foreign currency exchange rate changes
                     on cash and cash equivalents                              201,545        (14,143)            --
                   Net (decrease) increase in cash and cash equivalents     (1,072,145)    (2,419,041)    37,668,980
Cash and cash equivalents at beginning of year                              36,826,743     39,245,784      1,576,804
                                                                          ------------    -----------    -----------
Cash and cash equivalents at end of year                                  $ 35,754,598     36,826,743     39,245,784
                                                                          ============    ===========    ===========
Supplemental cash flow information:
    Cash paid during the year for interest                                $         --             --      4,665,000
                                                                          ============    ===========    ===========
    Cash paid for income taxes                                            $      8,200      1,372,451      3,430,692
                                                                          ============    ===========    ===========
Supplemental disclosure of non-cash investing and financing
    information:
       Note receivable from sale of subsidiary                            $    200,000             --             --
                                                                          ============    ===========    ===========
       Capital lease additions                                            $         --             --        179,053
                                                                          ============    ===========    ===========

See accompanying notes to consolidated financial statements.

                      ECOMETRY CORPORATION AND SUBSIDIARIES
                   (formerly Smith-Gardner & Associates, Inc.)

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


(1)   Summary of Significant Accounting Policies

      (a)   Description of Business

            Ecometry Corporation (formerly Smith-Gardner & Associates, Inc.), (the "Company") was incorporated on December 13, 1988 under the laws of the state of Florida. The Company primarily licenses a computer software package it designed and developed for companies that sell products through catalogs, the internet, media advertisement, direct mail or broadcast advertisements. The Company also sells third party hardware and software required to operate the Company's software. In addition, the Company provides consulting, training, programming and technical support services.

            The Company opened satellite offices in Fenstanton, England ("SGA Ltd.") and Sydney, Australia ("SGA Pty.") in June 1997 and September 1997, respectively. These offices were separately incorporated and wholly owned subsidiaries of the Company. The Company, through its wholly owned subsidiary, NewHaven Software Corporation ("NewHaven") which was incorporated in September 2000, purchased intellectual property and customer databases from Haven Corporation in November 2000.

            The consolidated financial statements include the accounts of the Company and its three wholly owned subsidiaries, SGA Pty., SGA Ltd. and NewHaven. In November 2001, the Company sold the shares of SGA Ltd. for one pound Sterling. At that time a distribution agreement was executed with Anthony C. Glover, the former managing director of SGA Ltd., pursuant to which the Company will receive royalties for the sale of its software. SGA Ltd. and G2 Solutions Ltd., of which Mr. Glover is a shareholder, are guarantors under the distribution agreement. The Company retained intellectual property rights to all products to be sold.

            Also in November 2001, the Company sold the assets of NewHaven in exchange for a promissory note in the amount of $200,000. The note is to be paid together with interest in quarterly installments over four years, commencing July 1, 2002.

            SGA Pty., which ceased operations in the second quarter of 2001, was liquidated on December 21, 2001. All significant intercompany balances and transactions have been eliminated in consolidation.

            In November of 2001, Hewlett Packard ("HP") announced it would be discontinuing sales of the HP e3000, which uses the MPE/ix operating system, as of November 1, 2003. HP will continue its support of this platform until January 1, 2007. This will provide time to transition customers running Ecometry Retail Enterprise MPE/iX to another operating system platform such as Unix or NT. The Company's inability to successfully deliver its Ecometry Retail Enterprise family of products on alternate operating system platforms such as Unix and NT, could have a material adverse effect on the Company's business, financial condition or results of operations.

                      ECOMETRY CORPORATION AND SUBSIDIARIES
                   (formerly Smith-Gardner & Associates, Inc.)

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

      (b)   Cash and Cash Equivalents

            The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

      (c)   Inventory

            Inventory consists of computer hardware and software held for resale. It is stated at the lower of cost, as determined on a specific identification basis, or market.

      (d)   Property and Equipment

            Property and equipment are stated at cost and are depreciated on the straight-line basis over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized on the straight-line basis over the shorter of the lease term or estimated useful life of the asset.

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

      (f)   Revenue Recognition

            The Company recognizes revenue in accordance with the provisions of Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"). SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on vendor specific objective evidence ("VSOE") of the relative fair values of the elements. VSOE is determined by the price charged when the element is sold separately. The revenue allocated to hardware and software products generally is recognized when the hardware and software have been delivered and installed, the fee is fixed and determinable and the collectibility is probable. The revenue allocated to post contract customer support is consistent with fees charged for renewals and

                      ECOMETRY CORPORATION AND SUBSIDIARIES
                   (formerly Smith-Gardner & Associates, Inc.)

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

            is recognized ratably over the term of the support. Revenue allocated to service elements is recognized as the services are performed.

            In March 1999, the Company adopted SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions ("SOP 98-9"). SOP 98-9 amends SOP 97-2 to require recognition of revenue using the "residual method" when (1) there is VSOE of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements in the arrangement, and
            (3) all revenue recognition criteria in SOP 97-2 other than the requirement for VSOE of the fair value of each delivered element of the arrangement are satisfied. Under the residual method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. The adoption of SOP 98-9 did not have a material impact on results of operations.

            At December 31, 2001 and 2000, the Company had deferred revenue related to computer hardware and software sales, customer support and services paid in advance.

      (g)   Fair Value of Financial Instruments

            Statement of Financial Accounting Standards No. 107 ("SFAS No. 107"), "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value of certain financial instruments. Cash and cash equivalents, accounts receivable, inventory, prepaid expenses and other current assets, as well as accounts payable, accrued expenses and other current liabilities, as reflected in the consolidated financial statements, approximate fair value because of the short-term maturity of these instruments.

            Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

      (h)   Income Taxes

            The Company records income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as a change in income in the period that includes the enactment date.

            The pro forma provisions for income tax expense presented on the consolidated statement of operations for the year ended December 31, 1999 represents the historical income tax expense for the

                      ECOMETRY CORPORATION AND SUBSIDIARIES
                   (formerly Smith-Gardner & Associates, Inc.)

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

            year ended December 31, 1999 less a one-time benefit resulting from the conversion of the S corporation to C corporation.

            The Company's S corporation status was terminated in connection with the initial public offering. The Company, pursuant to an agreement with the existing shareholders, made a distribution of $834,743, which represented the shareholders' individual income tax liabilities for the period beginning January 1, 1998 and ending on December 31, 1998.

      (i)   Basic and Diluted Net Income per Share

            Basic net income per share was computed by dividing net income by the weighted average number of shares of common stock outstanding for each period presented. Diluted net income per share for the year ended December 31, 1999 was computed by giving effect to common stock equivalents. Incremental shares are determined using the treasury stock methods as follows:

                                                                           1999

                  Net income                                           $ 5,522,431
                                                                       ===========

                  Weighted average shares outstanding                   11,621,598

                  Common stock equivalents:
                      Incremental shares using treasury stock method       804,829
                                                                       -----------

                                                                        12,426,427
                                                                       ===========

                  Basic net income per share                           $      0.48
                                                                       ===========
                  Diluted net income per share                         $      0.44
                                                                       ===========

            As of December 31, 2001 and 2000, the only potential common shares are the options outstanding at the end of the year (see note 7). These potential common shares have been excluded from the computation of diluted net loss per share for the years ended December 31, 2001 and 2000, because their effect would have been antidilutive.

      (j) Pro Forma Net Income and Pro Forma Net Income Per Share Computations (Unaudited)

            The pro forma net income presented in the consolidated statements of operations reflects the pro forma effects for income taxes as if the Company had been a taxable entity for the period presented. In addition, the pro forma net income for the year ended December 31, 1999 excludes a one-time tax benefit resulting from conversion of the S corporation to C corporation. Pro forma basic and diluted net income per share for the year ended December 31, 1999 was computed by dividing pro forma net income by the weighted average number of shares of common stock outstanding.

                      ECOMETRY CORPORATION AND SUBSIDIARIES
                   (formerly Smith-Gardner & Associates, Inc.)

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

            For the years ended December 31, 2000 and 2001, there is no pro forma presentation since the Company was a C corporation for each full fiscal year.

      (k)   Foreign Currency Translation

            The functional currencies of the Company's foreign subsidiaries are their respective local currencies. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using average rates prevailing during the year. Resulting translation adjustments are accumulated as a component of stockholders' equity and comprehensive loss.

            The Company enters into transactions based on the Company's local currency, which results in limited foreign currency risk. The Company does not utilize derivative instruments.

      (l)   Use of Estimates

            The Company's management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

      (m)   Comprehensive Income

            Comprehensive income is defined as a change in equity during the financial reporting period of a business enterprise resulting from non-owner sources. The only component of accumulated other comprehensive loss is related to the Company's foreign currency translation adjustment in 2000. The balance as of December 31, 2001 is $0 due to the sale and disposition of the Company's foreign subsidiaries in 2001.

      (n)   Segment Reporting

            Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates in one segment, for management reporting purposes.

      (o)   Reclassifications

            Certain prior year balances have been reclassified to conform to the current presentation.

(2)   Initial Public Offering

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

                           December 31, 2001 and 2000

      underwriters of the Company's initial public offering exercised their option to purchase 661,500 additional shares of the Company's common stock from which the Company received net proceeds of $7,382,340.

(3)   Property and Equipment, Net

      Property and equipment, net of accumulated depreciation and amortization consists of the following:

                                                            December 31,
                                                         2001          2000
                                                     -----------    ----------
            Office equipment                         $ 2,580,376     2,631,942
            Office furnishings and fixtures              930,718       922,062
            Leasehold improvements                       467,873       500,795
                                                     -----------    ----------

                                                       3,978,967     4,054,799
            Less accumulated depreciation             (1,707,764)   (1,242,948)
                                                     -----------    ----------

                                                     $ 2,271,203     2,811,851
                                                     ===========    ==========

      Depreciation expense for the years ended December 31, 2001, 2000 and 1999 was $825,838, $737,490 and $478,361, respectively.

(4)   Leases

      The Company entered into an agreement to lease office facilities under a non-cancelable operating lease commencing January 1995 and expiring December 2001 with an option to renew for one five-year term. The lease contained certain incentives including rent abatements, rent discounts, leasehold improvement reimbursements, cash allowances and scheduled base rent increases over the term of the lease. In December 1999, the Company entered into an agreement to lease additional office facilities and extend the lease for existing facilities under a non-cancelable operating lease commencing December 1999 and expiring December 2006. Accounting principles generally accepted in the United States require that the full costs of a lease be recognized ratably over the term of the lease. Accordingly, the Company has recorded deferred credits of $1,091,991 and $939,610 at December 31, 2001 and 2000, respectively, to reflect the excess of rent expense over the incentives received. The deferred credit is included in accrued expenses in the accompanying consolidated balance sheets. In addition to the base rent payment, the Company pays a monthly allocation of the building's operating expenses.

                      ECOMETRY CORPORATION AND SUBSIDIARIES
                   (formerly Smith-Gardner & Associates, Inc.)

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

      Future minimum lease payments under noncancelable facility leases as well as equipment leases and future minimum capital lease payments as of December 31, 2001 are as follows:

                                                                    Capital      Operating
                   Year ending December 31,                         Leases         Leases
            --------------------------------------                ---------      ----------
                              2002                                $  50,474      1,067,062
                              2003                                   46,591      1,109,549
                              2004                                   42,708      1,154,068
                              2005                                       --      1,200,152
                              2006                                       --      1,248,349
                                                                  ---------      ---------

                  Total minimum lease payments                    $ 139,773      5,779,180
                                                                                 =========

            Less amount representing interest (at a
                 rate of 9.65%)                                     (22,204)
                                                                  ---------

                  Present value of net minimum
                     capital lease payments                         117,569

             Less current installments of
                obligations under capital leases                    (35,098)
                                                                  ---------

                   Obligations under capital leases,
                      excluding current installments              $  82,471
                                                                  =========

      Total rent expense, including common area maintenance charges associated with operating leases was $2,332,489, $2,211,395 and $1,344,496 during 2001, 2000 and 1999, respectively.

(5)   Line of Credit

      The Company had a $7.5 million line of credit with a financial institution. The interest rate was LIBOR plus 1.25%. There were no borrowings under the line of credit during 2000 or 2001. The line of credit expired on August 30, 2001.

                      ECOMETRY CORPORATION AND SUBSIDIARIES
                   (formerly Smith-Gardner & Associates, Inc.)

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

(6)   Accrued Expenses

      Accrued expenses consist of the following:

                                                    December 31,
                                               2001              2000
            Deferred rent                  $1,091,991           939,610
            Accrued payroll                    62,783           452,117
            Accrued legal                     374,246           160,000
            Accrued vacation                  418,368           334,107
            Accrued commissions                19,245           101,766
            Sales tax                         380,562           380,562
            Merger related costs              250,000                --
            Other                             223,853           389,549
                                           ----------        ----------

                                           $2,821,048        $2,757,711
                                           ==========        ==========

(7)   Employee Benefit and Stock Option Plans

      The Company maintains an employee retirement savings plan (the "Plan") under Internal Revenue Code Section 401(k). The Plan is available to all full-time employees over 21 years of age with more than three months of employment with the Company. The Company provides matching contributions which vest to the employees immediately and range from 10% to 35%, depending on years of service. Matching is applied to the deferrals of each participant entitled to matching contributions, not to exceed 2.8% of the participant's compensation. There was $189,029, $162,523 and $160,278 provided by the Company in matching contributions for the years ended December 31, 2001, 2000 and 1999, respectively.

      SGA Ltd. maintained an employee benefit plan (the "Ltd. Plan"). This was an employee-directed plan which allowed the employees to set aside from 1% to 5% of their salary to be deposited to a fund of their choice. SGA Ltd. matched each employee's contribution from 1% to 5% of their salary. There was $41,988, $56,916 and $36,437 provided by SGA Ltd. in matching contributions for the years ended December 31, 2001, 2000 and 1999, respectively.

      On April 1, 1996 the Company adopted a stock option plan. Under this plan, the Company may grant options for up to 850,000 shares of common stock. An option's maximum term is ten years. Each option vests as follows: 25% one year after the date of grant and the balance in successive equal quarterly installments of 6.25% each, at the end of each of the next 12 calendar quarters. At December 31, 2001, the Company has granted 638,582 options under this stock option plan at exercise prices ranging from $2.53 to $15.78 per share. Included in these granted options, on April 1, 1996, under the stock option plan 494,120 options to purchase common stock were granted to an executive officer of the Company. The options vest as follows: 82,353 shares one year after the grant date; 20,588 shares at the end of each of the next 12 calendar quarters subsequent to the vesting commencement date; 82,355 shares upon the date the aggregate market value of the Company's outstanding common stock has equaled or exceeded $100 million for 30

                      ECOMETRY CORPORATION AND SUBSIDIARIES
                   (formerly Smith-Gardner & Associates, Inc.)

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

      days (June 8, 1999); and the remaining 82,356 shares upon the earlier to occur of (a) March 21, 2006 or (b) the market value of the Company's outstanding common stock has equaled or exceeded $150 million for 30 days. Of the 494,120 of options granted, 394,120 options are exercisable and 100,000 options have been exercised as of December 31, 2001.

      At June 30, 1998, the Company established an additional stock option plan ("1998 Stock Option Plan"). Under this plan the Company may grant options for up to 1,500,000 shares of common stock. On May 16, 2000, the 1998 Stock Option Plan was amended to increase the number of options authorized for issuance to 2,250,000. At December 31, 2001, the Company has granted 1,896,559 options under the 1998 Stock Option Plan at exercise prices ranging from $1.75 to $17.35 per share. Each option vests 25% one year after the date of grant (the "vesting date') and an additional 25% on each of the next three anniversaries of the vesting date.

      The Company applies APB Opinion No. 25 in accounting for its stock option plan. Stock compensation expense is recognized over the vesting period when the exercise price is lower than fair market value at the date of grant. Stock compensation expense for the years ended December 31, 2001, 2000 and 1999 was $0, $25,800 and $41,588, respectively. Had the Company determined compensation cost based on fair value at the grant date for its stock options under Statement No. 123, the Company's net (loss) income and net (loss) income per share for each of the years in the three-year period ended December 31, 2001 would have changed to pro forma amounts indicated below:

          Pro forma disclosures                     2001                2000               1999
      ------------------------------------     -------------         ----------         ---------
      Net (loss) income:
          As reported                          $  (7,511,895)        (1,583,948)        5,522,431
          Pro forma                               (8,805,857)        (3,188,759)        3,832,838

      Basic net (loss) income per share:
          As reported                                  (0.61)             (0.13)             0.48
          Pro forma                                    (0.71)             (0.26)             0.33

      Diluted net (loss) income per share:
          As reported                                  (0.61)             (0.13)             0.44
          Pro forma                                    (0.71)             (0.26)             0.31

      The weighted-average fair market value per share of options granted to employees was estimated at $2.45, $12.42 and $10.65, for the years ended December 31, 2001, 2000 and 1999, respectively. The fair value of each option was estimated at the date of grant using the Black-Scholes model with the following assumptions used:

                                                 2001               2000             1999
                                               -------            -------           -------
      Expected life                            6 years            6 years           6 years
      Dividends                                None               None              None
      Risk-free interest rate                  5.09%              5.24%             6.28%
      Volatility                               59%                56%               50%

                      ECOMETRY CORPORATION AND SUBSIDIARIES
                   (formerly Smith-Gardner & Associates, Inc.)

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

      The following table summarizes information about stock options outstanding under the Plans as of December 31, 2001:

                                                   Weighted
                                                    average          Weighted                         Weighted
                                                   remaining         average          Number          average
             Exercise                Number       contractual        exercise       of shares         exercise
               price              outstanding     life (years)        price        exercisable         price
      ------------------------    -------------   -------------    -------------   -------------    -------------
      $1.75 to $3.75                481,639            4.41        $     2.54        451,194        $    2.54
      $4.00 to $8.69                362,500            8.25              7.04        145,000             7.65
      $9.31 to $12.00               222,892            6.66             11.83        141,718            11.94
      $12.56 to $17.35              331,358            8.25             15.50         82,250            15.31
                                  ---------                                          -------

                                  1,398,389                                          820,162
                                  =========                                          =======

      Option activity for the Plans is summarized as follows:

                                                                               Weighted
                                                                               average
                                                                               exercise
                                                              Number of       price per
                                                                Shares          share
                                                              ---------      ----------
            Balance outstanding at December 31, 1998          1,413,454      $     6.80

            Options granted                                     454,500           10.52
            Options exercised                                   (96,364)           2.53
            Options forfeited                                   (62,892)           9.60
                                                              ---------

            Balance outstanding at December 31, 1999          1,708,698
                                                              =========

            Options granted                                     886,000           12.42
            Options exercised                                  (147,449)           3.12
            Options forfeited                                  (172,112)          12.10
                                                              ---------

            Balance at December 31, 2000                      2,275,137            9.80
                                                              =========

            Options granted                                      25,000            2.45
            Options exercised                                        --              --
            Options forfeited                                  (901,748)          11.75
                                                              ---------

            Balance at December 31, 2001                      1,398,389            8.21
                                                              =========

            Exercisable at December 31, 2001                    820,162            6.29
                                                              =========

                      ECOMETRY CORPORATION AND SUBSIDIARIES
                   (formerly Smith-Gardner & Associates, Inc.)

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

(8)   Income Taxes

      Pretax (loss) income is derived from the following sources:

                                        2001            2000             1999
                                    -----------      ----------      ----------
            Domestic                $(8,003,552)        848,183       8,720,007
            Foreign                  (1,159,514)     (2,057,608)       (149,130)
                                    -----------      ----------      ----------

                          Total     $(9,163,066)     (1,209,425)      8,570,877
                                    ===========      ==========      ==========

      The significant components of the (benefit) provision for income taxes are as follows:

                                                                       2001           2000           1999
                                                                   -----------      --------      ----------
            Current:
                Federal                                            $(2,308,793)      375,060       2,967,293
                State                                                    5,588       136,102         596,027
                                                                   -----------      --------      ----------
                          Total current                             (2,303,205)      511,162       3,563,320

            Deferred:
                Federal                                                830,556       (68,381)       (486,379)
                State                                                 (178,522)      (68,258)        (28,495)
                                                                   -----------      --------      ----------
                          Total deferred                               652,034      (136,639)       (514,874)
                                                                   -----------      --------      ----------

                          Total income tax (benefit) provision     $(1,651,171)      374,523       3,048,446
                                                                   ===========      ========      ==========

      Current tax benefits of $751,000 and $303,163 related to the exercise of vested nonqualified stock options were credited directly to additional paid-in capital in 2000 and 1999, respectively. No tax benefits for options exercised during 2001 were recorded to additional paid-in capital.

                      ECOMETRY CORPORATION AND SUBSIDIARIES
                   (formerly Smith-Gardner & Associates, Inc.)

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

      For the years ended December 31, 2001, 2000 and 1999, the reconciliation below represents the difference between the provision for income taxes calculated using the statutory federal income tax rate of 34% and the actual income tax:

                                                       2001           2000           1999
                                                   -----------      --------      ----------
Income tax (benefit) provision using statutory
    tax rate                                       $(3,115,442)     (411,205)      2,914,185
State income tax (benefit) provision, net of
    federal income tax                                (697,311)       44,777         343,873
Change in valuation allowance for state and
    federal income tax                               3,615,362       631,531          60,857
Effect of change to C corporation from S
    Corporation                                             --            --        (329,519)
Difference between US and non-US tax rates             (73,837)       68,361         (10,153)
Loss on disposition of foreign operations           (1,384,340)           --              --
Other, net                                               4,397        41,059          69,203
                                                   -----------      --------      ----------

(Benefit) provision for income tax                 $(1,651,171)      374,523       3,048,446
                                                   ===========      ========      ==========

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are as follows:

                                                                 2001           2000
                                                             -----------      --------
            Deferred tax assets:
                Accrued expenses                             $   333,669       368,073
                Allowance for doubtful accounts                  460,164       370,733
                Net operating loss carryforward                3,299,756       539,256
                Alternative minimum tax credit carryover         162,638            --
                Other                                            144,830       172,972
                                                             -----------      --------

                          Total deferred tax asset             4,401,057     1,451,034

            Valuation allowance                               (4,246,893)     (631,531)
                                                             -----------      --------

                          Net deferred tax assets                154,164       819,503
                                                             -----------      --------

            Deferred tax liabilities:
                Depreciation and amortization                    125,348       110,623
                Other                                             28,816        56,848
                                                             -----------      --------

                          Total deferred tax liabilities         154,164       167,471
                                                             -----------      --------

                          Net deferred tax asset             $        --       652,032
                                                             ===========      ========

                      ECOMETRY CORPORATION AND SUBSIDIARIES
                   (formerly Smith-Gardner & Associates, Inc.)

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

      The valuation allowance, which increased by $3,615,362, includes a decrease of $631,531 relating to the sale and disposal of the Company's foreign subsidiaries and an increase of $4,246,893, which represents 100% of the deferred tax asset relating to domestic operations at December 31, 2001. A valuation allowance for the full amount of the related domestic tax benefit has been established in 2001 due primarily to the uncertainties associated with the realization of these benefits in future periods.

      The Company has a consolidated net operating loss carryforward of $7,588,150 for federal income tax purposes, which will expire in the year 2021. The Company has a consolidated net operating loss carryforward of $15,580,000 for state income tax purposes, which will begin to expire in 2005.

(9)   Business and Credit Concentrations

      The Company currently derives substantially all of its revenue from sales of its Ecometry Online family of products and related services and hardware. Any factor adversely affecting the sale of the Company's Ecometry Online products or other new products could have a material affect on the Company's business, financial condition and results of operations.

      The Company sells its products primarily to customers located in the United States. For the years ended December 31, 2001, 2000 and 1999, the Company's sales to customers outside the United States were 8.5%, 7.3% and 12.6% respectively.

      For the years ended December 31, 2001, 2000 and 1999, respectively, the Company purchased 88%, 86% and 84% of its computer hardware from Hewlett Packard distributors. The Company owed these suppliers $104,147, $726,167 and $769,884 at December 31, 2001, 2000 and 1999, respectively. Accordingly, any adverse change in the product pricing or the operations of these distributors could significantly affect the operating results of the Company.

      There were accounts receivable from two customers at December 31, 2001 that exceeded 10% of gross accounts receivable for approximately $1,048,238. At December 31, 2000, there were accounts receivable from three customers that exceeded 10% of total accounts receivable for approximately $2,972,000.

      The Company estimates an allowance for doubtful accounts based on an analysis of collections in prior years, the credit worthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company's estimate of its bad debts.

(10)  Employee Stock Purchase Plan

      In July 2000, the Company established an Employee Stock Purchase Plan
      (ESPP). Under the ESPP, the Company is authorized to grant up to 250,000 shares of common stock to its employees. Stock is purchased at 85% of the lower price at the beginning or end of the offering period. Under the ESPP, purchases of stock during each offering period are limited to $25,000, 10% of compensation and 500 shares. Payroll deductions are made for participating employees during the offering period. Participants may cancel up to the last day of the offering period and withdraw all funds. The initial offering period began July 1, 2000 and ended on December 31, 2000. On January 3, 2001, the Company issued 22,095 shares at $1.75 per share. During the offering period from January 1, 2001 to June 30, 2001, the Company issued 23,165 shares at $1.40 per share. During the offering period from July 1, 2001 to November 9, 2001, the Company issued 18,151 shares at $1.41 per share. The Employee Stock Purchase plan was

                      ECOMETRY CORPORATION AND SUBSIDIARIES
                   (formerly Smith-Gardner & Associates, Inc.)

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

      terminated on November 9, 2001 in accordance with provisions of the merger agreement executed by the Company and SG Merger Corp. on October 25, 2001.

(11)  Stock Repurchase Plan

      On June 28, 2000, the Company announced that its Board of Directors approved a stock repurchase plan. Under the plan, the Company is authorized to repurchase up to one million shares of its common stock. The extent to which the Company repurchases its shares and the timing of such purchases will depend upon market conditions and other corporate considerations. The Company repurchased 65,000 shares of the Company's common stock under the plan as of December 31, 2001. The shares were purchased at an average price of $4.37 per share, for a total purchase price of $284,187 and recorded as treasury stock.

(12)  Commitments and Contingencies

      Class Action Litigation

      Between June 22, 2000 and August 14, 2000, four purported class-action complaints were filed against the Company and several of its officers. All four complaints are substantially similar and allege, among other things, that the Company made material misrepresentations and omissions regarding the Company's future revenues, growth and expenditures, and whether its reserve for doubtful accounts complied with Generally Accepted Accounting Principles promulgated in the United States of America.

      On February 5, 2002, a United States Magistrate Judge issued a Report and Recommendation recommending that the amended complaint be dismissed, without prejudice. On February 15, 2002, the plaintiffs filed an objection to the Report and Recommendation. The District Court has not yet acted on the Report and Recommendation. Discovery in this action has not yet commenced, and is stayed pursuant to statutes based on the filing of the motion to dismiss, which stay would be lifted in the event that the Court denies such motion to dismiss.

      Management believes these actions are without merit and intends to defend them vigorously. There can be no assurance that the Company will be successful in defending this claim. An unfavorable outcome could have a material adverse affect on the Company's business, financial condition or results of operation. At this time, the Company cannot reasonably estimate the ultimate loss, if any, or predict the outcome related to these actions and, therefore, the Company has not recorded an accrual for loss as of December 31, 2001.

      Class Action Litigation

      On November 15, 2001, a class-action complaint was filed against the Company and its board of directors. The complaint alleged among other things that there was an unlawful scheme and plan by the Company and certain officers and directors of the Company to acquire the remaining ownership of the Company in a going-private transaction for grossly inadequate consideration and without full and complete disclosure of all material information, in breach of defendants' fiduciary duties.

      On February 11, 2002, the parties reached a settlement in principle, subject to court approval, that provides for payment of $100,000 in fees to the plaintiffs, and a release of all claims.

                      ECOMETRY CORPORATION AND SUBSIDIARIES
                   (formerly Smith-Gardner & Associates, Inc.)

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

      In the event, the court does not approve the settlement, management intends to defend this action vigorously. There can be no assurance the Company will be successful in defending this claim. An unfavorable outcome could have a material adverse affect on the Company's business, financial condition or results of operation. The Company has recorded an accrual for loss in the amount of $100,000 as of December 31, 2001.

      Arbitration

      On December 11, 2001, the investment banking firm of Raymond James & Associates ("Raymond James"), Inc. filed a demand for arbitration against the company with the American Arbitration Association claiming breach of contract. Raymond James claims that it is owed $750,000 in connection with services it believes it should have been retained to perform in connection with the company's proposed merger transaction with SG Merger. The Company believes that Raymond James' claims are without merit and intends to defend the proceeding vigorously. Among other things, the company believes that it had no obligation under its agreement with Raymond James to retain Raymond James for the transaction with SG Merger, that the agreement between Ecometry and Raymond James was terminated and that the agreement is otherwise void and unenforceable as a matter of law.

      Creditor Bankruptcy

      In May 2000, one of the Company's clients discontinued its operations. On July 3, 2000, an involuntary bankruptcy petition for relief was commenced by certain creditors against the client. The Committee of Unsecured Creditors negotiated a settlement for the dismissal of the Involuntary Bankruptcy petition under which the Company's client would dedicate certain funds to be distributed to all of the holders of allowed, undisputed, uncontingent, and liquidated unsecured claims. The order approving the settlement was entered on November 2, 2000 and became final November 13, 2000. The Company received a settlement check in the amount of $172,578 in January 2001, which was reflected as a reduction in bad debt expense as of and for the year ended December 31, 2000.

      Other Legal Matters

      The Company is also involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

(13)  Short-Swing Profits

      During fiscal year 2000, it was discovered by the Company that beneficial owners (as defined by the Securities Exchange Act of 1934) had profited from sales and subsequent purchases of the Company's common stock that were made within six months ("short-swing profits"). Pursuant to Section 16(b) of the Securities Exchange Act of 1934, the Company acted to recover these profits from the beneficial owners. As a result, the Company received $404,058, which has been credited to additional paid-in capital as a contribution to stockholders' equity.

(14)  Retention Agreements

      On November 8, 2001, the Company entered into retention agreements with two of its officers. Pursuant to the agreements, payments totaling $325,000, will be made in the event of a business reorganization involving a purchase, sale, merger, joint venture or otherwise, or in the event of termination of employment, other than for cause.

(15)  New Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for

                      ECOMETRY CORPORATION AND SUBSIDIARIES
                   (formerly Smith-Gardner & Associates, Inc.)

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

      impairment at least annually. SFAS 141 is effective immediately, except with regard to business combinations initiated prior to July 1, 2001 and SFAS 142 is effective January 1, 2002. We do not expect the adoption of these standards to have an effect on the Company's consolidated financial statements.

      In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 143, "Accounting for Asset Retirement Obligations." This statement addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We plan to adopt this standard on June 1, 2002. We do not expect the adoption of this standard to have an effect on the Company's consolidated financial statements.

      In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement establishes a single accounting model for the impairment or disposal of long-lived assets. As required by SFAS No. 144, the Company will adopt this new accounting standard on July 1, 2002. The Company believes the adoption of SFAS No. 144 will not have an impact on its financial statements.

(16)  Proposed Mergers

      On October 25, 2001, the Company entered into a merger agreement with SG Merger Corp., a newly formed company organized by Wilburn W. Smith and Allan J. Gardner, officers and board members of the Company ("SG Merger Agreement"). SG Merger Corp. would be merged with and into the Company, with the Company as the surviving corporation. Pursuant to the terms and subject to the conditions of the SG Merger Agreement, each share of common stock, $0.01 par value per share, of the Company ("Common Stock") outstanding at the effective time of the merger (other than shares held by SG Merger Corp. and Messrs. Smith and Gardner) would be converted into the right to receive $2.70 in cash. This transaction is subject to a number of conditions, including approval of the merger by holders of a majority of the Common Stock of the Company not held by SG Merger Corp. and Messrs. Smith and Gardner, and other customary conditions.

      On January 25, 2002, the Company and Citrus Merger Corp., a Florida corporation ("Acquisition Sub"), Syngistix, Inc., a Delaware corporation ("Syngistix"), and for limited purposes only, Core Technology Fund IV, LLC, entered into an Agreement and Plan of Merger (the "Syngistix Merger Agreement") pursuant to which Acquisition Sub would be merged with and into the Company, with the Company as the surviving corporation. Pursuant to the terms and subject to the conditions of the Syngistix Merger Agreement, each share of Common Stock outstanding at the effective time of this merger (other than shares held by the Company, Syngistix or Acquisition Sub) would be converted into the right to receive $2.90 in cash. This transaction is subject to a number of conditions, including approval of the merger by holders of a majority of the Company's outstanding Common Stock and the consummation of the financing arrangements with Core Technology Fund IV, LLC and The Roser Partnership III, SBIC LP for $10 million (the commitment for which has been obtained), and other customary conditions.

      In order to induce Syngistix to make an offer to acquire the Company, SG Merger Corp., the Company, Wilburn W. Smith and Allan J. Gardner entered into an Amendment and Waiver to Agreement and Plan of Merger dated as of January 25, 2002 ("SG Amendment"). The SG Amendment amends the SG Merger Agreement. The SG Amendment provides, among other items, that the Company's entering into the Syngistix Merger Agreement shall not constitute a breach of the SG Merger Agreement and shall not give SG Merger Corp. the right to terminate the SG Merger Agreement or to collect the termination fee provided for in the SG Merger Agreement, other than the Company shall pay to SG Merger Corp. its reasonably documented fees and expenses incurred to date in connection with the SG Merger Agreement. Any such fees and expenses shall be deducted from any termination fee payable to SG Merger Corp. under consummation of the Syngistix merger in the amount of $1,679,100.

      The SG Amendment further provides that the SG Merger Agreement would terminate immediately prior to the consummation by the Company of the merger with Syngistix and the termination fee as described above, shall become due and payable immediately. If, however, the Syngistix Merger Agreement is terminated for any reason other than the closing of the transactions contemplated by the Syngistix Merger Agreement, the SG Merger Agreement would remain in effect and SG Merger Corp. would not be entitled to the termination fee if the merger with SG Merger Corp. was consummated. In addition, the SG Amendment amends the SG Merger Agreement by extending the date by which the merger with SG Merger Corp. must be consummated from February 28, 2002 to July 31, 2002.

                      ECOMETRY CORPORATION AND SUBSIDIARIES
                   (formerly Smith-Gardner & Associates, Inc.)

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

      Pursuant to the SG Amendment, Messrs. Smith and Gardner have agreed that at any meeting of stockholders of the Company, or any solicitation of written consents, during the period from January 25, 2002 through May 31, 2002 they will vote in favor of, or consent to, the approval of the Syngistix Merger Agreement and the approval of such merger, and in favor of each of the other actions contemplated by the Syngistix Merger Agreement.

(17)  Quarterly Financial Information (unaudited)

      The following tables summarize selected quarterly data of Ecometry Corporation for the years ended December 31, 2001 and 2000:

                                                   First           Second           Third           Fourth
                      2001                        Quarter          Quarter         Quarter         Quarter
                                                -----------       ---------       ---------       ---------
      Net revenue                               $ 6,182,083       8,159,707       6,193,035       5,730,025
      Gross Margin                                2,100,490       4,195,883       2,792,425       2,211,570
      Net loss (1)                               (2,457,042)       (668,517)     (1,646,081)     (2,740,255)
      Basic and diluted net loss per share:
          Net loss                              $     (0.20)          (0.05)          (0.13)          (0.22)

                      ECOMETRY CORPORATION AND SUBSIDIARIES
                   (formerly Smith-Gardner & Associates, Inc.)

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

                                              First          Second           Third          Fourth
                      2000                   Quarter         Quarter         Quarter         Quarter
                                           -----------      ----------      ----------      ---------
      Net revenue                          $12,944,352      10,241,746      14,104,978      8,324,706
      Gross Margin                           5,096,296       4,229,757       7,114,063      3,875,029
      Net income (loss)                        319,598      (1,276,149)        585,721     (1,213,118)

      Basic income (loss) per share:
          Net income (loss)                       0.03           (0.10)           0.05          (0.10)

      Diluted income (loss) per share:
          Net income (loss)                       0.02           (0.10)           0.05          (0.10)

(1) Includes loss on sale and disposal of subsidiaries in the amount of $514,397 incurred in the fourth quarter of 2001.

                                                                     Schedule II

                      ECOMETRY CORPORATION AND SUBSIDIARIES
                 (formerly Smith Gardner and Associates, Inc.)

                        Valuation and Qualifying Accounts

  For each of the years in the three-year period ended December 31, 2001

                                                  Balance at                                   Balance
                                                  beginning        (a)           (b)           at end
                                                   of year       Charges      Deductions       of year
                                                 ----------     ---------     ----------      ---------
Description:
    Reserves and allowances deducted from
       asset accounts:
         1999
            Allowance for doubtful accounts      $  459,000       251,293        (94,484)       615,809
                                                 ==========     =========     ==========      =========
Description:
    Reserves and allowances deducted from
       asset accounts:
         2000
            Allowances for doubtful accounts     $  615,809     1,751,036     (1,465,817)       901,028
                                                 ==========     =========     ==========      =========
Description:
    Reserves and allowances deducted from
       asset accounts:
         2001
            Allowances for doubtful accounts     $  901,028       600,621       (310,131)     1,191,518
                                                 ==========     =========     ==========      =========

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

                                                   ECOMETRY CORPORATION
                                                          (Registrant)


                                                   By: /s/ WILBURN W. SMITH
                                                       -------------------------
                                                       Wilburn W. Smith
                                                       Chairman of the Board

Date: March 8, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf by the Registrant and in the capacities and on the dates indicated.

           Signature                        Title                        Date
           ---------                        -----                        ----

 /s/  MARTIN K. WEINBAUM        Vice President--Finance, Chief     March 8, 2002
-----------------------------   Financial Officer, Secretary and
      Martin K. Weinbaum        Treasurer (Principal Financial
                                and Accounting Officer)


 /s/  ALLAN J. GARDNER          Chief Technology Officer and       March 8, 2002
-----------------------------   Director
      Allan J. Gardner


 /s/  WILBURN W. SMITH          Executive Vice President--Sales    March 8, 2002
-----------------------------   and Chairman
      Wilburn W. Smith


 /s/  FRANCIS H. ZENIE          Director                           March 8, 2002
-----------------------------
      Francis H. Zenie


 /s/  ROBERT C. KNEIP           Director                           March 8, 2002
-----------------------------
      Robert C. Kneip


 /s/  JAMES J. FELCYN, JR.      Director                           March 8, 2002
-----------------------------
      James J. Felcyn, Jr.

                                  EXHIBIT INDEX

Exhibit                                  Description
-------                                  -----------
      2.1   -- Agreement and Plan of Merger dated as of October 25, 2001, among
               S.G. Merger, the Company and with respect to Section 5.2(c) only,
               Wilburn W. Smith and Allan J. Gardner(9).

      2.2   -- Agreement and Plan of Merger, dated as of January 25, 2002, among
               Ecometry Corporation, Citrus Merger Corp., Syngistix, Inc. and for purposes of Section 7.6(b)(i) only, Core Technology Fund IV,
               LLC(12).

      2.3 -- Amendment and Waiver to Agreement and Plan of Merger, dated as of January 25, 2002, by and among SG Merger, Ecometry Corporation,
               Wilburn W. Smith and Allan J. Gardner(13).

      3.1 -- Amended and Restated Articles of Incorporation of the Company, as amended(4).

      3.2   -- By-Laws of the Company, as amended(5).

      3.3 -- Amendment to Amended and Restated Articles of Incorporation of the Company*

      4.1   -- Form of Certificate of Common Stock(2).

      10.1  -- Ecometry Corporation's Stock Option Plan(1).+

      10.2  -- Form of Stock Option Agreement pursuant to Ecometry Corporation's
               Stock Option Plan(1). +

      10.24 -- Letter Agreement dated November 8, 2001 between John Marrah and
               Ecometry Corporation(10).

      10.25 -- Letter Agreement dated November 8, 2001 between Martin Weinbaum and Ecometry Corporation(11).

      10.3  -- Ecometry Corporation's Amended and Restated 1998 Stock Option
               Plan, as amended(8). +

      10.4  -- Form of Stock Option Agreement pursuant to Ecometry Corporation's
               1998 Stock Option Plan(1). +

      10.5  -- Ecometry Corporation's 401(k)/Profit Sharing Plan(2). +

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

      10.19 -- Agreement dated February 8, 1994, by and between Cognos
               Corporation and Ecometry Corporation(1).

      10.20 -- Agreement dated December 29, 1989, by and between Dynamic
               Information Systems Corporation and Ecometry Corporation(1).

      10.21 -- Tax Indemnification Agreement(1).

      10.22 -- Second Amendment to Lease Agreement dated December 1, 1999, by and between Arbors Associates, Ltd and Ecometry Corporation(6).

      10.23 -- Ecometry Corporation's Employee Stock Purchase Plan(7) +

      21.1  -- Subsidiaries of Ecometry Corporation*

      23.1  -- Consent of KPMG LLP*

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

(6) Incorporated by reference to Exhibit 10.22 of the Annual Report on Form 10-K filed with the Commission on March 29, 2000.

(7) Incorporated by reference to Annex A of the Company's Definitive Proxy Statement on Schedule 14A filed on April 12, 2000.

(8) Incorporated by reference to Annex B of the Company's Definitive Proxy Statement on Schedule 14A filed on April 12, 2000.

(9) Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed with the Commission on October 26, 2001.

(10) Incorporated by reference to Exhibit 99(D)(2) to Schedule 13E-3 filed with the Commission on November 15, 2001.

(11) Incorporated by reference to Exhibit 99(D)(3) to Schedule 13E-3 filed with the Commission on November 15, 2001.

(12) Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed with the Commission on February 1, 2002.

(13) Incorporated by reference to Exhibit 2.2 of the Current Report on Form 8-K filed with the Commission on February 1, 2002.