Form 10-K405/A
period 2001-12-31
ECOMETRY CORP
filed 2002-04-05
CIK 935322

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 27, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $34,658,702 based on the closing price on that date of $2.79 per share. As of that date, there were 12,422,474 shares of the registrant's Common Stock outstanding.

                      ECOMETRY CORPORATION AND SUBSIDIARIES

                          ANNUAL REPORT ON FORM 10-K/A

                                      INDEX

                                    PART III


Item 10.  Biographical Information Regarding Directors and Executive Officers........  1

Item 11.  Executive Compensation.....................................................  3

Item 12.  Security Ownership of Certain Beneficial Owners and Management.............  5

Item 13.  Certain Relationships and Related Transactions.............................  6



                                    PART III

Item 10. BIOGRAPHICAL INFORMATION REGARDING DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS

         Set forth below is biographical information for each member of the Company's Board of Directors.

         ALLAN J. GARDNER, age 56, a co-founder of the Company, has served in a variety of capacities during his tenure with the Company. From April 1999 to the present, Mr. Gardner has served as Chief Technology Officer. In addition, from December 1988 until the present, Mr. Gardner has served as a director of the Company, serving as Co-Chairman of the Board from May 1996 to February 2000. From December 1988 to April 1996, Mr. Gardner served as Vice President and Secretary. From January 1997 to April 1999, Mr. Gardner served as Executive Vice President -- Advanced Technologies. During his tenure with the Company, Mr. Gardner has also been the chief architect of the Company's software products. From 1980 to 1988, Mr. Gardner was President of BSA Incorporated ("BSA"), a catalog management software company. BSA was acquired by Acxiom Corp. in 1986. Mr. Gardner served on Acxiom's Board of Directors from 1986 to 1988. Since 1966, Mr. Gardner has worked in the data processing industry, and since 1980 exclusively in the direct marketing segment of the non-store marketing industry.

         WILBURN W. SMITH, age 62, a co-founder of the Company, has served in a variety of capacities during his tenure with the Company. From November 1996 to the present, Mr. Smith has served as Executive Vice President -- Sales. From December 1988 to the present, he has served as a director of the Company, serving as Co-Chairman of the Board from May 1996 to February 2000 and as Chairman of the Board since March 2001. From December 1988 to April 1996, Mr. Smith served as President and Treasurer of the Company. Since his tenure with Bell Labs, now known as Lucent Technologies, in the early 1960s, Mr. Smith has worked exclusively in the direct marketing industry. Prior to his tenure with the Company, Mr. Smith was a founder of Brooks Smith Associates, the predecessor company of BSA, and owned and managed several other direct marketing companies.

         FRANCIS H. ZENIE, age 67, became a director of the Company in December 1998. From 1981 to September 1996, Mr. Zenie served as President, Chief Executive Officer and a director of Zymark Corporation, a provider of laboratory automation solutions. Mr. Zenie presently serves as a director of a number of privately held companies, including CogniToy LLC, Process Packaging & Control, Inc., Sensors for Medicine and Science, Inc., Cohesive Technologies, Inc., Decision Management International, Inc. and serves as Chairman of VelQuest Corporation.

         JAMES J. FELCYN, JR., age 59, became a director of the Company in February 1999. From July 1994 to January 2000, Mr. Felcyn served as the Vice President -- Finance and Administration, Chief Financial Officer and Treasurer of Citrix Systems, Inc., a publicly traded software company. Mr. Felcyn is a Certified Public Accountant and also serves on the Board of Directors of Optio Software, Inc., which is traded on Nasdaq. Mr. Felcyn also served as a director of a number of privately held companies, including Emergin, Inc., Silverback Technology, Inc. and DataCore Software Corporation.

         ROBERT C. KNEIP, age 54, became a director of the Company in May 2000. Dr. Kneip has served as President and Chief Executive Officer of Wackenhut Resources, Inc. since October 1996. From April 1988 until January 2000, Dr. Kneip served as the Senior Vice President, Corporate Planning and Development of The Wackenhut Corporation. Since he joined The Wackenhut Corporation in 1982, Dr. Kneip has held various positions in The Wackenhut Corporation, including Director, Power Generating Services; Director, Contracts Management; Vice President, Contracts Management; and Vice President, Planning and Development. Dr. Kneip started flexible staffing services by establishing OASIS Outsourcing, Inc., a majority owned subsidiary of The Wackenhut Corporation in 1996 and continues to be a major force in The Wackenhut Corporation's development of the staffing services business. Prior to joining The Wackenhut Corporation, Dr. Kneip was employed by the Atomic Energy Commission, the Nuclear Regulatory Commission and Dravo Utility Constructors, Inc. He received a B.A. (Honors) from the University of Iowa, and an M.A. and Ph.D. from Tulane University.

EXECUTIVE OFFICERS

         Set forth below is biographical information for each of the Company's executive officers who is not currently a director.

         JOHN A. MARRAH, age 40, has served as the President of the Company since July 2000 and as Chief Operating Officer since November 1999. Since September 2000, Mr. Marrah has served as a director of Asset Software Corporation, a wholly owned subsidiary of the Company. From November 1997 until November 1999, Mr. Marrah served as the Senior Vice President of World Wide Sales and Services for Workgroup Technology Corporation. From January 1996 until November 1997, Mr. Marrah was Chief Operating Officer of XDB Systems, Inc., and from February 1994 until January 1996, Mr. Marrah served as Vice President of World Wide Sales of that company. Prior to 1995, Mr. Marrah served in various sales-related positions for a number of companies, including Information Dimensions, Inc., Oracle Corporation and Versant Object Technology.

         MARTIN K. WEINBAUM, age 40, has served as the Company's Vice President -- Finance and Chief Financial Officer since January 1997, and the Company's Secretary and Treasurer since May 1996. Since September 2000, Mr. Weinbaum has served as a director of Asset Software Corporation, a wholly owned subsidiary of the Company. Since October 1997, Mr. Weinbaum served as a director of the Company's subsidiaries located in the United Kingdom and Australia until their sale and disposal in 2001. From October 1994 to March 1995, Mr. Weinbaum served as Controller of MediBar Medical Industries, a diagnostic medical services provider located in Boca Raton, Florida. From January 1994 to October 1994, Mr. Weinbaum served as the Chief Financial Officer of Interactive Technologies Company, a pet food wholesale company located in Fort Lauderdale, Florida. From November 1989 to December 1993, Mr. Weinbaum served as the Vice President -- Finance and Chief Financial Officer of Aspen Marine Group/Hawk Marine Power, a high performance engine and boat manufacturer with locations in Greenback, Tennessee and North Miami, Florida. From 1984 to 1988, Mr. Weinbaum, who is a Certified Public Accountant, engaged in public accounting with the firms of Levitsky & Berney, P.C. and Coopers & Lybrand.

         JOY CRENSHAW, age 40, has served as the Company's Vice President of Client Services since May 2000. From August 1997 to May 2000, Ms. Crenshaw served as the Director of Installations. From July 1995 through July 1997, Ms. Crenshaw served as the Manager of Product Control.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION TABLES

         The following table summarizes the aggregate compensation for each of the years ended December 31, 1999, 2000 and 2001 paid to the Company's Chief Executive Officer (the "CEO") and the Company's four most highly compensated executive officers other than the CEO in 2001. The CEO and such other executive officers are sometimes referred to herein as the "Named Executives."

                           SUMMARY COMPENSATION TABLE


                                                                                Long-term
                                                   Annual Compensation (1)     Compensation
                                           ---------------------------------   ------------
                                                                                Securities
     Name and                                                                   Underlying         All Other
Principal Position                          Year       Salary        Bonus      Options (#)       Compensation
------------------                          ----      --------      --------    -----------       ------------
Gary G. Hegna                               2001      $200,000            --            --         $  5,581(3)
Former Chief Executive Officer (2)          2000      $297,916      $ 38,700       150,000               --
                                            1999      $262,500      $147,796            --               --

Allan J. Gardner                            2001      $250,000            --            --               --
Chief Technology Officer                    2000      $250,000      $ 28,200        42,500               --
                                            1999      $250,000      $107,188            --               --

Wilburn W. Smith                            2001      $250,000            --            --               --
Executive Vice President - Sales            2000      $250,000      $ 25,800        42,500               --
                                            1999      $250,000      $108,088            --               --

John A. Marrah (4)                          2001      $220,000            --            --         $ 10,279(5)
President and Chief Operating Officer       2000      $208,333      $ 21,120        50,000         $ 51,440(5)
                                            1999      $ 26,515            --       200,000               --

Martin K. Weinbaum                          2001      $150,558            --            --               --
Vice President -Finance and Chief           2000      $129,873      $ 18,000       110,000               --
Financial Officer                           1999      $114,604      $ 56,475            --               --

Joy Crenshaw (6)                            2001      $115,133            --            --               --
Vice President - Client Services            2000      $ 98,267      $  6,600        52,000               --
                                            1999      $ 67,900            --         4,000         $    935(7)

------------
(1) The column for "Other Annual Compensation" has been omitted because there is no compensation required to be reported in such column. The aggregate amount of perquisites and other personal benefits provided to each Named Executive is less than 10% of the total annual salary and bonus of such officer.
(2)      Mr. Hegna resigned as Chairman and CEO effective March 1, 2001.
(3)      Represents cash payment for moving expenses incurred by Mr. Hegna.
(4)      Mr. Marrah joined the Company in November 1999.
(5)      Represents cash payment for moving expenses incurred by Mr. Marrah.
(6)      Ms. Crenshaw became an officer the Company in May 2000.
(7)      Represents cash payments under the Company's Profit Sharing Plan.

         The following table sets forth information concerning the value realized by the Named Executives upon exercise of stock options during the fiscal year ended December 31, 2001, and the value of unexercised stock options held by the Named Executives at December 31, 2001.

              AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                        AND FY-END OPTION/SAR VALUES (1)


                                                             Number of Securities Underlying             Value of Unexercised
                                                             Unexercised Options At Fiscal          In-The-Money Options at Fiscal
                         Shares                                      Year-End (#)                            Year-End ($)
                        Acquired                          ------------------------------------      ------------------------------
                           on              Value
Name                   Exercise(#)       Realized($)       Exercisable           Unexercisable       Exercisable     Unexercisable
----                   -----------       -----------      -------------          -------------      -------------    -------------
Gary G. Hegna               --               --               394,120                    --               --               --
Allan J. Gardner            --               --                10,625                31,875               --               --
Wilburn W. Smith            --               --                10,625                31,875               --               --
John A. Marrah              --               --               112,500               137,500               --               --
Martin K. Weinbaum          --               --                89,736               100,593               --               --
Joy Crenshaw                --               --                17,389                41,038               --               --

--------------------
(1)     No stock appreciation rights are held by any of the Named Executives.

COMPENSATION OF DIRECTORS

         As compensation for serving on the Board, directors who are not also employees of the Company receive an annual fee of $20,000. In addition, upon appointment to the Board, each non-employee director receives an initial grant of options to purchase 15,000 shares of Common Stock pursuant to the Company's 1998 Stock Option Plan, and options to purchase an additional 5,000 shares of Common Stock each year thereafter. Additionally, Francis H. Zenie, James J. Felcyn, Jr. and Robert C. Kneip, the non-employee directors, each received a fee of $20,000 as compensation for their participation on a Special Committee formed to review and evaluate options for a sale of our company.

OTHER EXECUTIVE COMPENSATION

         On November 8, 2001, the company entered into retention agreements with John Marrah and Martin K. Weinbaum. The purpose of the retention agreements was to ensure that the company would benefit from their knowledge and experience prior to and during the process of a potential strategic transaction involving the company. The retention agreements award Mr. Marrah and Mr. Weinbaum a one-time bonus equal to $250,000 and $75,000, respectively, if they are employed by the company (or the surviving corporation) on the date on which a strategic transaction is completed or if they are involuntarily terminated, other than for cause, prior to the consummation of a strategic transaction.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company's Compensation Committee, which was formed in 1999, currently consists of Robert C. Kneip and Francis H. Zenie. There were no interlocks with other companies within the meaning of the SEC's proxy rules during 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of March 29, 2002 regarding the beneficial ownership of Common Stock by (i) each shareholder known to the Company to beneficially own more than five percent (5%) of the outstanding shares of Common Stock; (ii) each director of the Company; (iii) each executive officer of the Company named in the Summary Compensation Table which appears elsewhere in this Form 10-K/A; and (iv) all directors and executive officers as a group. The percentage of beneficial ownership for each person or entity in the table is based on 12,422,474 shares of Common Stock outstanding as of March 29, 2002, including for each person or entity any shares of Common Stock which may be acquired by such person or entity within 60 days upon exercise of outstanding options, warrants or other rights to acquire shares of Common Stock.
                                                    Shares Beneficially Owned
                                                   ---------------------------
Name and Address of Beneficial Owner(1)             Number             Percent
---------------------------------------            ---------           -------

Allan J. Gardner (2) ....................          2,196,250(3)          17.6%

Wilburn W. Smith (2) ....................          2,171,250(3)          17.4%

John A. Marrah (4) ......................            114,000             *

Martin K. Weinbaum (5) ..................            107,263             *

Joy Crenshaw (6) ........................             18,905             *

James J. Felcyn, Jr. (7) ................             15,000             *

Francis H. Zenie (8) ....................             15,000             *

Robert C. Kneip (9) .....................              8,750             *

Bear, Stearns. (10) .....................            762,450              6.1%

Syngistix, Inc. (11) ....................          4,367,500             35.0%

All directors and executive officers as a
   group (8 persons) (12) ...............          4,646,418             36.5%

---------------------
 *       Less than 1% of outstanding shares.

(1) Unless otherwise indicated, the address of each of the parties listed is 1615 South Congress Avenue, Delray Beach, Florida 33445-6368.

(2) Includes 21,250 shares of common stock subject to options exercisable within 60 days.

(3) Expected to be contributed to SG Merger Corp. prior to the SG Merger (as defined in Item 13), if applicable.

(4) Includes 112,500 shares of common stock subject to options which are or become exercisable within 60 days.

(5) Includes 107,263 shares of common stock subject to options which are or become exercisable within 60 days.

(6) Includes 18,905 shares of common stock subject to options which are or become excisable within 60 days.

(7) Includes 15,000 shares of common stock subject to options which are or become exercisable within 60 days.

(8) Includes 15,000 shares of common stock subject to options which are or become exercisable within 60 days.

(9) Includes 8,750 shares of common stock subject to options which are or become exercisable within 60 days.

(10) According to a Schedule 13D filed by Bear, Stearns & Co. Inc. and The Bear Stearns Companies Inc., the parent company of Bear, Stearns & Co. Inc., each such reporting entity may be deemed to beneficially own the same 762,450 shares of common stock. According to the Schedule 13D, the principal place of business of Bear, Stearns & Co. Inc. is 245 Park Avenue, New York, NY 10167.

(11)     According to a Schedule 13D filed by Syngistix, Inc. ("Syngistix"). The
         Schedule 13D indicates that Syngistix may be deemed to beneficially own the same 4,367,500 shares of Common Stock as held by the Messrs. Smith and Gardner. Pursuant to the terms of the merger agreement among the Company, Citrus Merger Corp. ("Citrus"), Syngistix and, with respect to
         Section 7.6(b)(1) thereof only, Core Technology Fund IV, LLC dated January 25, 2002 (the "Syngistix Merger Agreement") and the Amendment dated January 25, 2002 to the SG Merger Agreement (as defined in Item
         13). According to Schedule 13D, the principal place of business of Syngistix is 5340 Quebec Street, Suite 300, Englewood, CO 80111.

(12) Includes 319,918 shares of common stock subject to options which are or become exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MERGER

         On October 25, 2001, the Company entered into a merger agreement (the "SG Merger Agreement") with SG Merger Corp. ("SG Merger"), a newly formed company organized by Wilburn W. Smith and Allan J. Gardner, officers and board members of the Company. SG Merger will be merged with and into the Company, with the Company as the surviving corporation (the "Merger"). Pursuant to the terms and subject to the conditions of the SG Merger Agreement, each share of common stock, $0.01 par value per share, of the Company ("Common Stock") outstanding at the effective time of the Merger (other than shares held by SG Merger and Messrs. Smith and Gardner) will be converted into the right to receive $2.70 in cash. The transaction is subject to a number of conditions, including that the proposed merger with Syngistix (the "Syngistix Merger") is not completed and approval of the Merger by holders of a majority of the common stock of the Company not held by SG Merger and Messrs. Smith and Gardner, and other customary conditions. Pursuant to the terms of the SG Merger Agreement, if the Syngistix Merger is completed, the Company will be required to pay SG Merger (whose sole shareholders are Messrs. Smith and Gardner) a termination fee of $1,679,100. The SG Merger and the Syngistix Merger are described in greater detail in the Form 10-K filed with the SEC by the Company on March 8, 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ECOMETRY CORPORATION
                                             (Registrant)



                                       By: /s/ Wilburn W. Smith
                                           -------------------------------------
                                               Wilburn W. Smith
                                               Chairman of the Board

Date: April 4, 2002

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


                 Signature                                  Title                                Date
                 ---------                                  -----                                ----

         /s/ Martin K. Weinbaum                   Vice President--Finance, Chief               April 4, 2002
--------------------------------------------      Financial Officer, Secretary and
             Martin K. Weinbaum                   Treasurer (Principal Financial
                                                  and Accounting Officer)



         /s/ Allan J. Gardner                     Chief Technology Officer and                 April 4, 2002
--------------------------------------------      Director
             Allan J. Gardner



         /s/ Wilburn W. Smith                     Executive Vice President -- Sales            April 4, 2002
--------------------------------------------      and Chairman
             Wilburn W. Smith



         /s/ Francis H. Zenie                     Director                                     April 4, 2002
--------------------------------------------
             Francis H. Zenie



         /s/ Robert C. Kneip                      Director                                     April 4, 2002
--------------------------------------------
             Robert C. Kneip



         /s/ James J. Felcyn, Jr.                 Director                                     April 4, 2002
--------------------------------------------
             James J. Felcyn, Jr.
