Form 10-Q
period 2002-03-31
ECOMETRY CORP
filed 2002-05-15
CIK 935322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______ to _______

                           Commission File No. 0-25297

                              Ecometry Corporation

         Florida                                                65-0090038
(State of Incorporation)                                     (I.R.S Employer
                                                            Identification No.)

             1615 South Congress Avenue, Delray Beach, FL 33445-6368

                            Telephone: (561) 265-2700

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,487,474 shares of the Registrant's Common Stock, par value $0.01 per share, were outstanding as of May 10, 2002.

                              ECOMETRY CORPORATION

                                    FORM 10-Q
                      For the Quarter Ended March 31, 2002

                                      INDEX



                                                                                                                 Page
                                                                                                                 ----

                                                 PART I. FINANCIAL INFORMATION

Item 1.      Condensed Consolidated Financial Statements (unaudited)

             a.)        Condensed Consolidated Statements of Operations for the
                        Three Months Ended March 31, 2002 and 2001........................................         2

             b.)        Condensed Consolidated Balance Sheets as of
                        March 31, 2002 and December 31, 2001..............................................         3

             c.)        Condensed Consolidated Statements of Cash Flows for the
                        Three Months Ended March 31, 2002 and 2001........................................         4

             d.)        Notes to Condensed Consolidated Financial Statements..............................         5

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations........         8

Item 3.      Quantitative and Qualitative Disclosures About Market Risk...................................        14


                                                 PART II. OTHER INFORMATION

Item 1.      Legal Proceedings............................................................................        14

Item 2.      Changes in Securities and Use of Proceeds....................................................        15

Item 6.      Exhibits and Reports on Form 8-K.............................................................        15

Signatures................................................................................................        16


                          PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

                      ECOMETRY CORPORATION AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                                                      Three Months Ended
                                                                                            March 31,
                                                                                 ---------------------------
                                                                                   2002              2001
                                                                                 --------           --------
Revenue:
   License fees .......................................................          $  1,610           $    986
   Third party software and hardware ..................................             1,241              1,266
   Support ............................................................             2,486              2,865
   Services ...........................................................               606              1,065
                                                                                 --------           --------
        Total revenue .................................................             5,943              6,182
Cost of revenue:
   License fees .......................................................               367                782
   Third party software and hardware ..................................               923                955
   Support ............................................................             1,537              1,560
   Services ...........................................................               499                785
                                                                                 --------           --------
        Total cost of revenue .........................................             3,326              4,082
                                                                                 --------           --------
Gross margin ..........................................................             2,617              2,100
Operating expenses:
   General and administrative .........................................             2,696              2,703
   Sales and marketing ................................................               933              1,799
   Research and development ...........................................             1,231              1,287
                                                                                 --------           --------
        Total operating expenses ......................................             4,860              5,789
                                                                                 --------           --------
Operating loss ........................................................            (2,243)            (3,689)
Interest income, net ..................................................               149                566
                                                                                 --------           --------
Loss before income tax benefit ........................................            (2,094)            (3,123)
Income tax benefit ....................................................               162                666
                                                                                 --------           --------
Net loss ..............................................................          $ (1,932)          $ (2,457)
                                                                                 ========           ========
Basic and diluted net loss per share ..................................          $  (0.16)          $  (0.20)
                                                                                 ========           ========
Weighted average shares used in basic and diluted per share computation            12,422             12,381
                                                                                 ========           ========



                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                      ECOMETRY CORPORATION AND SUBSIDIARIES

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)


                                                                              March 31,        December 31,
                                                                                2002               2001
                                                                              ---------        ------------
                                     ASSETS
Current assets:
   Cash and cash equivalents .......................................          $ 34,023           $ 35,755
   Accounts receivable, net of allowance for doubtful accounts
        of $1,290 at March 31, 2002 and $1,192 at December 31, 2001              1,230                801
   Income tax receivable ...........................................             2,565              2,403
   Inventory .......................................................                43                103
   Prepaid expenses and other current assets .......................               742                278
                                                                              --------           --------
        Total current assets .......................................            38,603             39,340
Property and equipment, net ........................................             2,122              2,271
Other assets .......................................................               216                228
                                                                              --------           --------
        Total assets ...............................................          $ 40,941           $ 41,839
                                                                              ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses ...........................          $  4,075           $  3,485
   Deferred revenue ................................................             1,191                736
   Current portion of capital lease obligation .....................                36                 35
                                                                              --------           --------
        Total current liabilities ..................................             5,302              4,256
Long term portion of capital lease obligation ......................                70                 82
                                                                              --------           --------
        Total liabilities ..........................................             5,372              4,338
Stockholders' equity:
   Common stock, $.01 par value. Authorized 50,000,000 shares;
        issued and outstanding 12,487,474 shares and 12,487,438 at
        March 31, 2002 and December 31, 2001, respectively .........               125                125
   Additional paid in capital ......................................            56,588             56,588
   Accumulated deficit .............................................           (20,860)           (18,928)
        Treasury stock, at cost (65,000 shares at March 31, 2002 and
        December 31, 2001) .........................................              (284)              (284)
                                                                              --------           --------
        Total stockholders' equity .................................            35,569             37,501
                                                                              --------           --------
        Total liabilities and stockholders' equity .................          $ 40,941           $ 41,839
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

                      ECOMETRY CORPORATION AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                              For Three
                                                                             Months Ended
                                                                               March 31,
                                                                     ---------------------------
                                                                        2002             2001
                                                                     --------           --------
Net loss ..................................................          $ (1,932)          $ (2,457)
Adjustments to reconcile net loss to net cash provided
   by (used in) operating activities:
   Depreciation and amortization expense ..................               182                206
   Bad debt expense .......................................               150                 99
   Deferred income taxes ..................................                --                251
   Change in assets and liabilities:
        Accounts receivable ...............................              (579)             3,707
        Income tax receivable .............................              (162)              (124)
        Inventory .........................................                61                281
        Prepaid expenses and other current assets .........              (465)              (467)
        Other assets ......................................                13                 19
        Accounts payable and accrued expenses .............               590               (711)
        Deferred revenue ..................................               455              1,312
                                                                     --------           --------
        Net cash (used in) provided by operating activities            (1,687)             2,116
Cash flows used in investing activities:

   Capital expenditures ...................................               (34)              (277)
                                                                     --------           --------
        Net cash used in investing activities .............               (34)              (277)
Cash flows provided by (used in) financing activities:

   Proceeds from issuance of common stock .................                --                 33
   Payments on capital lease ..............................               (11)                (8)
                                                                     --------           --------
        Net cash (used in) provided by financing activities               (11)                25
Effect of exchange rates on cash and cash equivalents .....                --                 (6)
                                                                     --------           --------
Net (decrease) increase in cash and cash equivalents ......            (1,732)             1,858
Cash and cash equivalents at beginning of period ..........            35,755             36,827
                                                                     --------           --------
Cash and cash equivalents at end of period ................          $ 34,023           $ 38,685
                                                                     ========           ========


                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                      ECOMETRY CORPORATION AND SUBSIDIARIES

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                 March 31, 2002

1. BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the periods presented have been included. These unaudited condensed consolidated financial statements should be read in connection with the Annual Report on Form 10-K of Ecometry Corporation ("Company") as of and for the year ended December 31, 2001.

         The results of operations for the three months ended March 31, 2002 are not necessarily indicative of results that may be expected for the full fiscal year.

2. PRINCIPLES OF CONSOLIDATION

         The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

3. EARNINGS PER SHARE

         Basic net income per share is calculated using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of common share equivalents ("CSE's") outstanding using the treasury stock method. As of March 31, 2002 the only potential common shares are the options outstanding at the end of the period. There were no CSE's included in the diluted net loss per share calculation for the three months ended March 31, 2002 and March 31, 2001 since their effect would be antidilutive. The numbers presented below are in thousands, except per share amounts.


                                                          Three Months Ended
                                                                 March 31,
                                                    -------------------------------
                                                        2002                 2001
                                                    ------------           --------
Basic and dilutive net loss:
Net loss .................................          $     (1,932)          $ (2,457)
                                                    ============           ========
Weighted average common shares outstanding                12,422             12,381
                                                    ============           ========
Basic and dilutive net loss per share ....          $      (0.16)          $  (0.20)
                                                    ============           ========

4. STOCK REPURCHASE PLAN

         On June 28, 2000, the Company announced that its Board of Directors approved a stock repurchase plan. Under the plan, the Company is authorized to repurchase up to one million shares of its common stock. The extent to which the Company repurchases its shares and the timing of such purchases will depend upon market conditions and other corporate considerations. To date, the Company has repurchased 65,000 shares of the Company's common stock under the plan. The shares were purchased at an average price of $4.37 per share, for a total purchase price of $284,000 and recorded as treasury stock. No shares were repurchased during the first quarter of 2002.

5. REVENUE RECOGNITION

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

6. FOREIGN CURRENCY TRANSLATION

         The functional currencies of the Company's foreign subsidiaries are their respective local currencies. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using average rates prevailing during the period. Resulting translation adjustments are accumulated as a component of stockholder's equity and comprehensive loss. The Company sold or disposed of its foreign subsidiaries in the fourth quarter of 2001. Accordingly, there was no foreign currency translation effect for the quarter ended March 31, 2002.

7. COMPREHENSIVE LOSS

         The Company's total comprehensive loss is as follows (in thousands):


                                                                  Three Months Ended
                                                                       March 31,
                                                              -------------------------
                                                                2002             2001
                                                              -------           -------
                                                                     (Unaudited)
         Net loss ..................................          $(1,932)          $(2,457)
         Other comprehensive loss:
            Foreign currency translation adjustments               --               (53)
                                                              -------           -------
               Total comprehensive loss ............          $(1,932)          $(2,510)
                                                              =======           =======


8. NEW ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS 141 is effective immediately, except with regard to business combinations initiated prior to July 1, 2001 and SFAS 142 is effective January 1, 2002. The adoption of these standards did not have an effect on the Company's consolidated financial statements.

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 143, "Accounting for Asset Retirement Obligations." This statement addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We plan to adopt this standard as of January 1, 2003. We do not expect the adoption of this standard to have an effect on the Company's consolidated financial statements.

         In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement establishes a single accounting model for the impairment or disposal of long-lived assets. As required by SFAS

No. 144, the Company adopted this new accounting standard on January 1, 2002. The adoption of SFAS No. 144 did not have an impact on its financial statements.

9. CONTINGENCIES

         CLASS ACTION LITIGATION

         On March 19, 2002, the pending purported class action litigation previously described in the Company's Form 10-K for the year ended December 31, 2001 (IN RE SMITH-GARDNER SECURITIES LITIGATION, Case No. 2000-CIV-8547) was dismissed with leave to amend. The deadline for plaintiffs to file an amended complaint expired on April 10, 2002. The deadline for plaintiffs to file a notice of appeal from the order dismissing the complaint was April 18, 2002. Plaintiffs neither filed an amended complaint, nor a notice of appeal.

         CLASS ACTION LITIGATION

         On November 15, 2001, a shareholder class action lawsuit was filed against the Company and certain officers and directors of the Company alleging that the proposed transaction between SG Merger and the Company is unfair to the Company's common shareholders. The lawsuit was filed in the Circuit Court for Palm Beach County, FL and is docketed as Wilson v. Ecometry Corp. et al., Case No. CA 01-11707 AF. Among other things, the complaint alleged that the defendants breached duties owed to the common shareholders to maximize the value received by the shareholders. The complaint sought a court order stopping the SG Merger from going forward and requiring the Company to follow other procedures allegedly designed to elicit other potential bidders and obtain the highest possible price for the Company.

         On February 11, 2002, the parties reached a settlement in principle, subject to court approval, that provides for payment of $100,000 in fees to the plaintiffs, and a release of all claims. In the event the court does not approve the settlement, management intends to defend this action vigorously. There can be no assurance the Company will be successful in defending this claim. An unfavorable outcome could have a material adverse affect on the Company's business, financial condition or results of operation. The Company recorded an accrual for the loss in the amount of $100,000 as of December 31, 2001.

         ARBITRATION

         On December 11, 2001, the investment banking firm of Raymond James & Associates ("Raymond James"), Inc. filed a demand for arbitration against the Company with the American Arbitration Association claiming breach of contract. Raymond James claims that is owed $750,000 in connection with services it believes it was entitled to perform in connection with the Company's proposed merger transaction with SG Merger. The Company believes that Raymond James' claims are without merit and intends to defend the proceeding vigorously. Among other things, the Company believes that it had no obligation under its agreement with Raymond James to retain Raymond James for the transaction with SG Merger, that the agreement between Ecometry and Raymond James was terminated and that the agreement is otherwise void and unenforceable as a matter of law.

         From time to time, the Company is involved in other legal proceedings incidental to the conduct of its business. The Company believes that this other litigation, individually or in the aggregate, to which it is currently a party is not likely to have a material adverse effect on the Company's business, financial condition or results of operations.

10. MERGER AGREEMENTS

         A special shareholder meeting has been scheduled for May 22, 2002 at 10:00 am to vote on the SG Merger and the Syngistix Merger as previously described in the Company's Form 10-K for the year ended December 31, 2001.

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the dollar and percentage changes of statement of operations items. The numbers presented below are in thousands, except for percentage amounts:



                                                   Three Months Ended               Change Three Months
                                                       March 31,                    Ended March 31, 2002
                                              -------------------------           ------------------------
                                                2002             2001                $                %
                                              -------           -------           -------           ------
Revenue:
   License fees ....................          $ 1,610           $   986           $   624             63.3%
   Third party software and hardware            1,241             1,266               (25)            (2.0)
   Support .........................            2,486             2,865              (379)           (13.2)
   Services ........................              606             1,065              (459)           (43.1)
                                              -------           -------           -------           ------
        Total revenue ..............            5,943             6,182              (239)            (3.9)
Cost of revenue:
   License fees ....................              367               782              (415)           (53.1)
   Third party software and hardware              923               955               (32)            (3.3)
   Support .........................            1,537             1,560               (23)            (1.5)
   Services ........................              499               785              (286)           (36.4)
                                              -------           -------           -------           ------
        Total cost of revenue ......            3,326             4,082              (756)           (18.5)
                                              -------           -------           -------           ------
Gross margin .......................            2,617             2,100               517             24.6
Operating expenses:
   General and administrative ......            2,696             2,703                (7)            (0.3)
   Sales and marketing .............              933             1,799              (866)           (48.1)
   Research and development ........            1,231             1,287               (56)            (4.4)
                                              -------           -------           -------           ------
        Total operating expenses ...            4,860             5,789              (929)           (16.1)
                                              -------           -------           -------           ------

Operating loss......................           (2,243)           (3,689)            1,446             39.2

Interest income, net ...............              149               566              (417)           (73.7)
                                              -------           -------           -------           ------
Loss before income tax benefit .....           (2,094)           (3,123)            1,029             32.9

Income tax benefit .................              162               666              (504)           (75.6)
                                              -------           -------           -------           ------
Net loss ...........................          $(1,932)          $(2,457)          $   525             21.4%
                                              =======           =======           =======           ======



         The following table sets forth, for the periods indicated, the dollar and percentage changes for new and existing client sales by system component. The numbers presented below are in thousands, except for percentage amounts:


                                                      Three Months Ended               Change Three Months
                                                           March 31,                  Ended March 31, 2002
                                                    ----------------------          -----------------------
                                                     2002            2001             $                %
                                                    ------          ------          ------           ------
New client system sales:
   License fees ..........................          $  823          $  445          $  378             85.2 %
   Third party software and hardware .....             611             531              80             15.0
                                                    ------          ------          ------           ------
        Total new client system sales ....          $1,434          $  976          $  458             46.9 %
                                                    ======          ======          ======           ======

Existing client system sales:
   License fees ..........................          $  787          $  542          $  245             45.3 %
   Third party software and hardware .....             630             734            (104)           (14.2)
                                                    ------          ------          ------           ------
        Total existing client system sales          $1,417          $1,276          $  141             11.1 %
                                                    ======          ======          ======           ======


THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

         SALES OF LICENSE FEES. License fee sales accounted for approximately 27.1% of the Company's total revenue for the three months ended March 31, 2002. License fees sales consist of license fees for the installation of the Company's Ecometry software and related modules, and additional user license fees for its existing clients. License fees are based primarily on the number of users. Computer software license fees increased 63.3% during the three months ended March 31, 2002 compared to the same period in 2001. New client computer software sales increased 85.2% from $445,000 for the three months ended March 31, 2001 to $823,000 in 2002, and existing client computer software sales increased 45.3%, from $542,000 to $787,000 for the same periods. This increase is due to higher number of new system installations in the first quarter of 2002 as compared to the first quarter of 2001 as well as increased demand for software licenses from existing clients.

         SALES OF THIRD PARTY SOFTWARE AND HARDWARE. Sales of third party software and hardware accounted for approximately 20.9% of the Company's total revenue for the three months ended March 31, 2002. Sales of third party software and computer hardware consist of sales of license fees for third-party operating system software, computer hardware systems and peripheral hardware components. Third party software and computer hardware revenue decreased 2.0% for the three months ended March 31, 2002, compared to the three months ended March 31, 2001. Third party software and computer hardware revenue relating to new client sales increased 15.0% to $611,000 for the three months ended March 31, 2002, compared to $531,000 for the same period in 2001. Third party software and computer hardware upgrades were $630,000 for the three months ended March 31, 2002 and $734,000 for the period ending March 31, 2001.

         SUPPORT. Support revenue accounted for approximately 41.8% of the Company's total revenue during the three months ended March 31, 2002. Support revenue consists of fees for technical support services and updates for the Ecometry software, optional modules, and integrated third-party software utilities. Support revenue decreased 13.2% during the three months ended March 31, 2002, compared to the three months ended March 31, 2001. This decrease in support revenue was primarily due to the absence of revenue generated by the Company's subsidiaries, whose operations were sold or disposed of in the fourth quarter of 2001. Also contributing to the decrease has been the loss of customers and larger customers downgrading their level of support services due to the weak economy.

         SERVICES. Services revenue accounted for approximately 10.2% of the Company's revenue for the three months ended March 31, 2002. Services revenue consists principally of revenue derived from consulting, custom programming, training, implementation services and web design. Services revenue decreased 43.1% for the first quarter of 2002 compared to the same period in 2001. This decrease in service revenue was due to the absence of revenue generated by the Company's subsidiaries, whose operations were sold or disposed of in the fourth quarter of 2001. Also contributing to the decrease in revenue was the weak economy, which resulted in customers requesting fewer services.

         TOTAL REVENUE. Total revenue decreased 3.9% for the three months ended March 31, 2002. The decrease in revenue, which was partially offset by higher sales of license fees, was primarily due to the absence of revenue generated by Ecometry's subsidiaries, whose operations were discontinued or sold in the fourth quarter of 2001. Also contributing to the decrease was the overall decline in the economy and the extreme impact the events of September 11, 2001 have had on the economy, resulting in lower sales of support and services. New client sales increased 46.9% to $ 1.4 million from $976,000 for the three months ended March 31, 2002. Sales to existing customers increased by 11.1% from $1.3 million to $1.4 million during the quarter ended March 31, 2002.

         COST OF LICENSE FEES. Cost of license fees, which consists of installation and training salaries directly related to new software sales and subcontractor fees, decreased 53.1% during the three months ended March 31, 2002, compared to the three months ended March 31, 2001. This decrease is due to headcount reductions, a shift in installation personnel from cost of license fees to cost of support, and lower personnel costs during 2002 for installation and training employees mainly attributable to the sale of the UK subsidiary in the fourth quarter of 2001. Cost of computer software as a percentage of software license fees decreased to 22.8% from 79.3% for the three months ended March 31, 2002. This decrease is due to higher software sales combined with lower fixed salary costs.

         COST OF THIRD PARTY SOFTWARE AND HARDWARE. Cost of third party software and hardware sales, which includes license fees for third-party operating system software, purchases of computer hardware systems and peripheral hardware components, decreased 3.3% for the three months ended March 31, 2002, compared to the same period in 2001. Cost of third party software and hardware as a percentage of third party software and hardware revenue was 74.4% and 75.4% for the three months ended March 31, 2002 and 2001, respectively.

         COST OF SUPPORT. Cost of support consists primarily of personnel costs associated with the support of the Company's software products and third-party computer software packages, and the cost of user documentation distributed to clients. Cost of support decreased 1.5% for the three months ended March 31, 2002 from the same period in 2001. The decrease was due to a shift in installation personnel activities to support related tasks, offset by the absence of cost from the Company's former subsidiaries sold or disposed of in the fourth quarter of 2001. Cost of support as a percentage of support revenue increased to 61.8% from 54.5% for the three months ended March 31, 2002 and 2001, respectively. This increase is due to the decrease in support revenues.

         COST OF SERVICES. Cost of services, which consists of salaries for professional services employees, allocated salaries for training, implementation and programming personnel, and payments to outside contractors, decreased 36.4% during the three months ended March 31, 2002, compared to the same period in 2001. This decrease was due to lower personnel costs and an absence of costs from the Company's former subsidiaries. Cost of services as a percentage of services revenue increased to 82.5% for the three months ended March 31, 2002 from 73.7% for the same period in 2001. The increase in percentage of cost to revenue resulted from lower sales of services.

         TOTAL COST OF REVENUE. Total cost of revenue decreased by 18.5% for the three months ended March 31, 2002, compared to the same period in 2001. The decrease in total cost of sales and services is attributable to lower personnel costs and the absence of costs from the Company's former subsidiaries during the first quarter of 2002.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses include the cost of the Company's facility, finance, human resources, information services, and administrative functions. General and administrative expenses remained flat for the three months ended March 31, 2002, compared to the same period in 2001. This marginal decrease in general and administrative expenses resulted from expense savings realized from the sale of the Company's subsidiaries and lower personnel costs offset by higher merger and legal expenses. General and administrative expenses as a percentage of total revenue increased to 45.4% for the three months ended March 31, 2002 from 43.7% for the same period in 2001. The Company has implemented and will continue to implement cost cutting measures to reduce expenses as necessary, provided such measures are not detrimental to the Company's goals.

         SALES AND MARKETING. Sales and marketing expenses include personnel costs, sales commissions related to sales and marketing of the Company's products and services, and the cost of advertising, and participation in industry conferences and trade shows. Sales and marketing expenses decreased by 48.1% for the three months ended March 31, 2002, compared to the same period in 2001. This decrease is due to lower personnel costs, lower expenditures on industry trade shows, advertising and an absence of expenses related to the Company's former subsidiaries. Sales and marketing expenses as a percentage of total revenue decreased to 15.7% for the three months ended March 31, 2002 from 29.1% for the three months ended March 31, 2001. The Company has implemented and will continue to implement cost cutting measures to reduce expenses as necessary, provided such measures are not detrimental to the Company's goals.

         RESEARCH AND DEVELOPMENT. Research and development expenses include costs associated with the development of new products. Such expenses consist primarily of employee salaries and benefits, consulting expenses (including amounts paid to subcontractors for development work), and the cost of development software and hardware. Research and development expenses decreased 4.4% during the three months ended March 31, 2002 compared to the same period in 2001. This decrease was due to lower personnel costs and the absence of development expenses associated with the Company's subsidiaries offset by higher outside contracting costs. The Company expects to continue making significant investments in new and enhanced products in future periods to ensure competitive positioning as global economic conditions improve.

         OPERATING LOSS. As a result of the foregoing factors, the Company experienced a loss of $2.2 million from operations for the three months ended March 31, 2002 compared to a loss of $3.7 million from operations for the same period last year.

         INTEREST INCOME, NET. Net interest income decreased by 73.7% for the three months ended March 31, 2002, compared to the same period in 2001. The decrease was due to lower interest rates combined with lower cash balances.

         INCOME TAX BENEFIT. The effective income tax rate for the three months ended March 31, 2002 was 7.7% compared to 21.3% for the first quarter of 2001. For the quarter ended March 31, 2002, a current income tax benefit of $163,000 was recorded in order to reflect the retroactive benefit to 2001 from the March 9, 2002 enactment of the Jobs Creation and Workers Assistance Act of 2002. Effective income tax rates differ from the federal statutory rates because of the following: (i) the establishment of a partial valuation allowance against federal and state deferred tax assets, (ii) the effect of state income taxes, and (iii) the full valuation of net losses of foreign subsidiaries. Also, effective rates vary between periods because of the differing effects the net income and losses of foreign subsidiaries have on income before income taxes.

         NET LOSS. As a result of the above factors, the Company incurred a net loss of $1.9 million for the three months ended March 31, 2002 compared to a net loss of $2.5 million for the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2002, the Company's primary sources of liquidity consisted of cash and cash equivalents totaling $34.0 million.

         The Company's operating activities used cash for the three months ended March 31, 2002 in the amount of $1.7 million and cash provided in the amount of $2.1 million for the same period in 2001. The decrease in cash used was primarily due to the losses from operations during the three months ended March 31, 2002.

         Cash used in investing activities was approximately $34,000 and $277,000, for the three months ended March 31, 2002 and 2001, respectively. This cash was used for capital expenditures, which relate primarily to purchases of computers, printers and software to support the Company's operations.

         For the three months ended March 31, 2002, cash used by financing activities totaled $11,000, which consisted of capital lease payments. For the three months ended March 31, 2001, cash provided by financing activities totaled $25,000, which consisted of proceeds from sales of common stock under the Company's employee stock purchase plan offset by operating lease payments.

         As of March 31, 2002, the Company had working capital of approximately $33.3 million as compared to working capital of approximately $35.1 million at March 31, 2001.

         As described elsewhere in this form 10-Q under "Legal Proceedings," the Company is party to various legal proceedings including a class action lawsuit. With respect to the Wilson class action lawsuit, the Company has entered into a settlement agreement, subject to court approval, to settle this litigation for $100,000 and has recorded an accrual for loss in the amount of $100,000 as of March 31, 2002.

         In June 2000, the Company announced a stock repurchase plan, under which it was authorized to purchase up to one million shares of its common stock. To date the Company has repurchased 65,000 shares totaling to $284,000. The Company does not believe any purchases under the plan will affect its ability to fund operations.

         As described elsewhere in this form 10-Q the Company is currently party to two merger agreements. Upon the consummation of either transaction, all or a substantial portion of the Company's cash on hand will be utilized to pay the merger consideration to the Company's security holders. A special shareholder meeting has been scheduled for May 22, 2002 at 10:00 am to vote on the mergers.

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

         Factors that may cause actual future events to differ materially from our forward-looking statements include, but are not limited to the following:

         o the unpredictability of revenues due to the large dollar amounts of the Company's individual license transactions and the lengthy and unpredictable sales cycles for these transactions;

         o the impact of economic and market conditions affecting the Company and the declining technology industry, and the extreme events of September 11, 2001 on the Company's revenues;

         o the dependence on HP e3000 hardware and the pending discontinuance of this product line by Hewlett-Packard;

         o the Company's dependence on the development, introduction and client acceptance of new and enhanced versions of the Ecometry software products;

         o the Company's ability to control costs, including costs associated with the expansion of the Company's sales force and infrastructure and increased research and development expenses;

         o        the Company's dependence on new product development;

         o uncertainties regarding the outcome of pending litigation against the Company;

         o the Company's reliance on a combination of trade secrets, copyright and trademark law, nondisclosure agreements and technical measures to protect its proprietary technology;

         o the Company's ability to sell its products in new markets within the direct commerce industry;

         o the Company's dependence on proprietary technology licensed from third parties;

         o the Company's ability to continue to resell a variety of hardware and software developed and manufactured by third parties;

         o the Company's ability to maintain margins on the sale of hardware and software developed and manufactured by third parties;

         o significant competition in the software and direct industry and competitive pricing for the Company's products;

         o        customer concentration;

         o fluctuations in demand for the Company's products which are dependent upon the condition of the software and direct commerce industries;

         o        the Company's ability to collect receivables; and

         o other risks and uncertainties described in the Company's prospectus dated January 29, 1999, Forms 10-K and 10-Q and other documents filed with the Securities and Exchange Commission.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         CLASS ACTION LITIGATION

         On March 19, 2002, the pending purported class action litigation previously described in the Company's Form 10-K for the year ended December 31, 2001 (IN RE SMITH-GARDNER SECURITIES LITIGATION, Case No. 2000-CIV-8547) was dismissed with leave to amend. The deadline for plaintiffs to file an amended complaint expired on April 10, 2002. The deadline for plaintiffs to file a notice of appeal from the order dismissing the complaint was April 18, 2002. Plaintiffs neither filed an amended complaint, nor a notice of appeal.

         CLASS ACTION LITIGATION

         On November 15, 2001, a shareholder class action lawsuit was filed against the Company and certain Company officers and directors alleging that the proposed transaction between SG Merger and Ecometry is unfair to Ecometry's common shareholders. The lawsuit was filed in the Circuit Court for Palm Beach County, FL and is docketed as Wilson v. Ecometry Corp. et al., Case No. CA 01-11707 AF. Among other things, the complaint alleged that the defendants breached duties owed to the common shareholders to maximize the value received by the shareholders. The complaint sought a court order stopping the SG Merger from going forward and requiring the company to follow other procedures allegedly designed to elicit other potential bidders and obtain the highest possible price for the company.

         On February 11, 2002, the parties reached a settlement in principle, subject to court approval, that provides for payment of $100,000 in fees to the plaintiffs, and a release of all claims. In the event the court does not approve the settlement, management intends to defend this action vigorously. There can be no assurance the Company will be successful in defending this claim. An unfavorable outcome could have a material adverse affect on the Company's business, financial condition or results of operation. The Company recorded an accrual for a loss in the amount of $100,000 as of December 31, 2001.

         ARBITRATION

         On December 11, 2001, the investment banking firm of Raymond James & Associates ("Raymond James"), Inc. filed a demand for arbitration against the company with the American Arbitration Association claiming breach of contract. Raymond James claims that is owed $750,000 in connection with services it believes it was entitled to perform in connection with the company's proposed merger transaction with SG Merger. The Company believes that Raymond James' claims are without merit and intends to defend the proceeding vigorously. Among other things, the company believes that it had no obligation under its agreement with Raymond James to retain Raymond James for the transaction with SG Merger, that the agreement between Ecometry and Raymond James was terminated and that the agreement is otherwise void and unenforceable as a matter of law.

         From time to time, the Company is involved in legal proceedings incidental to the conduct of its business. Other than as disclosed below and in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, the Company believes that litigation, individually or in the aggregate, to which it is currently a party, is not likely to have a material adverse affect on the Company's business, financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         On January 29, 1999, the Company's Registration Statement on Form S-1, File No. 333-63125, relating to the Company's initial public offering was declared effective by the SEC. As of May 9, 2001, the proceeds of the offering have been used as follows: (i) to redeem in full the Company's outstanding Redeemable Participating Preferred Stock ($12.0 million) and (ii) to repay accrued interest related to the Convertible Debentures ($4.7 million). Management expects that the balance of the net proceeds of the offering will be utilized in the pending merger transactions, or to finance potential future acquisitions and for general corporate purposes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS:

         None.

         (b)  REPORTS ON FORM 8-K:

         On February 1, 2002, the Company filed an Item 5 Form 8-K in connection with the execution of the Syngistix Merger Agreement.

         On February 13, 2002 the Company filed an Item 5 Form 8-K in connection with the issuance by the U.S. District Court of Southern District of Florida of a Report and Recommendation recommending that Plantiffs' Amended Complaint be dismissed without prejudice.

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